Form 10-K
period 1995-12-31
EXCEL PROPERTIES LTD
filed 1996-03-22
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended:                          Commission File Number:

          DECEMBER 31, 1995                                       33-2320
-------------------------------                                   -------

                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                   87-0426335
-------------------------------------                   ------------------------
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                    Identification Number)


                16955 VIA DEL CAMPO, SUITE 110      SAN DIEGO, CALIFORNIA  92127
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


     Registrant's telephone number, including area code:  (619) 485-9400
                                                          --------------

     Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                                  ----

          Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)  Yes    X         No
                                -----           -----
                      (2)  Yes    X         No
                                -----           -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment.

         The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

         Properties that have been acquired by the Partnership are subject to long-term triple-net leases. Such leases require the lessee to pay the prescribed minimum rental plus all costs and expenses associated with the operations and maintenance of the property. These expenses include real property taxes, property insurance, repairs and maintenance and similar expenses, the net effect being that, under normal circumstances, no expenses will offset the rental payment. Most of the leases also provide some form of inflation hedge which calls for the minimum rent to be increased, based upon adjustments in the consumer price index, fixed rent escalation, or by receipt of a percentage of the gross sales of the tenant.

         Properties have been acquired free and clear of liens and encumbrances. The Partnership may seek to finance one or more of the properties and distribute the financing proceeds to the partners, but only if the financing proceeds equal or exceed 100% of the Partnership's capital invested in the property or properties (including a prorata amount of the Partnership's public offering unit selling commissions and organization expenses). To date, no properties owned by the Partnership have been the subject of any mortgage financing, therefore, at the present time, all properties remain free and clear from any mortgage loan, lien or encumbrance.

         The principal investment objectives of the Partnership are to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, (3) distributions of cash from financing the properties, and (4) realization of long-term appreciation in value of properties.

         The general partners have selected properties they believe meet certain minimum investment standards and that are most likely to accomplish the investment objectives of the Partnership. Properties were acquired through arms-length negotiations with third parties.

ITEM 2.  PROPERTIES

         The Partnership presently owns twenty properties. These properties are briefly described on the following pages:

KINDER-CARE LEARNING CENTERS

         The Partnership owns seven properties on lease to Kinder-Care, Inc., the nation's largest provider of day care centers.

KINDER-CARE LEARNING CENTER - GAHANNA, OHIO

     Date of purchase:  May 28, 1987

     Purchase price:  $216,822

         Property description: This property is located approximately fifteen miles northeast of Columbus, Ohio in the suburb of Gahanna. The building is located on .551 acres and contains 4,528 square feet.

         The current lease expires June 30, 1998 with gross rents of $21,000 per year.

KINDER-CARE LEARNING CENTER - GROVE CITY, OHIO

         Date of purchase:  May 28, 1987

         Purchase price:  $222,340

         Property description: This property is located in Grove City, Ohio, seven miles south of Columbus, Ohio. The building is located on .8939 acres and contains 4,528 square feet.

         The current lease expires November 30, 1998 with gross rents of $21,000 per year.

KINDER-CARE LEARNING CENTER - WEST CARROLLTON, OHIO

         Date of purchase:  May 28, 1987

         Purchase price:  $190,337

         Property description: This property is located approximately eight miles southwest of Dayton, Ohio in the suburb of West Carrollton. The building contains 4,560 square feet and is situated on .55 acres of land.

         The current lease expires December 31, 2001. The annual rent over the remainder of the lease is as follows:

         January 1, 1996 to December 31, 1998       $ 33,202
         January 1, 1999 to December 31, 2001       $ 35,526

KINDER-CARE LEARNING CENTER - COLUMBUS, OHIO

         Date of purchase:  May 28, 1987

         Purchase price:  $190,337

         Property description: This property is located in Columbus, Ohio. The building is situated on .538 acres and contains 4,650 square feet. The property has been sublet by Kinder-Care to Children Today, another child-care provider.

         The property is on lease until December 31, 2001. The annual rent over the remainder of the lease is as follows:

         January 1, 1996 to December 31, 1998       $ 33,202
         January 1, 1999 to December 31, 2001       $ 35,526


KINDER-CARE LEARNING CENTER - DAYTON, OHIO

         Date of purchase:  May 28, 1987

         Purchase price:  $190,337

         Property description: This property is located approximately thirty miles northeast of Dayton, Ohio in the Mud River Township. The building is situated on .645 acres and contains 4,650 square feet.

         The current lease expires December 31, 2001. The annual base rent over the remaining term of the lease is as follows:

         January 1, 1996 to December 31, 1998        $ 33,202
         January 1, 1999 to December 31, 2001        $ 35,526


KINDER-CARE LEARNING CENTER - INDIANAPOLIS, INDIANA

         Date of purchase:  May 2, 1989

         Purchase price:  $201,079

         Property description: This property is located at 1034 N. Whitcomb Ave. in Indianapolis, Indiana. The building contains 4,487 square feet and is situated on .598 acres.

         The current lease expires December 31, 2000 with gross rents of $49,694 per year.

KINDER-CARE LEARNING CENTER - INDIANAPOLIS, INDIANA

         Date of purchase:  May 2, 1989

         Purchase price:  $201,079

         Property description: This property is located at 29 N. Coronado in Indianapolis, Indiana. The building contains 4,487 square feet and is situated on 1.106 acres. The gross rents are $18,000 per year and the lease expires December 31, 2000.

PARAGON RESTAURANT GROUP, INC.

         The Partnership owns two properties operated as Mountain Jack's Restaurants, on lease to Paragon Steakhouse Restaurants, Inc. The company, headquartered in San Diego, California, is one of the nation's premier specialty restaurant chain operators. Their trade names include Mountain Jacks's and Hungry Hunter.

MOUNTAIN JACK'S RESTAURANT - MIDDLEBURG HEIGHTS, OHIO

         Date of purchase:  July 21, 1987

         Purchase price:  $1,046,222

         Property description: The property, situated on 1.72 acres and containing 6,331 square feet, is an upscale steak and seafood restaurant located in Middleburg Heights, Ohio, a suburb of Cleveland. It has seating for approximately 163 persons and parking for approximately 115 cars.

         The annual lease payment is the greater of $104,500 or 5% of the gross sales. The lease expires on July 20, 2005.


MOUNTAIN JACK'S RESTAURANT - LAFAYETTE, INDIANA

         Date of purchase:  September 29, 1987

         Purchase price:  $1,080,097

         Property description: This property is located at 2411 State Road 26 East, Lafayette, Indiana. Lafayette is strategically located between Chicago, Illinois to the north and Indianapolis, Indiana to the south. It is the home of Purdue University. The property is situated on 1.72 acres, contains 8,112 gross square feet, and has seating for approximately 294 persons. The site is ideally located along a main commercial artery and is surrounded by seven hotels.

         The annual lease payment is the greater of $107,800 or 5% of the gross sales. The lease expires on September 28, 2005.

KENTUCKY FRIED CHICKEN - BLAINE, MINNESOTA

         Date of purchase:  May 6, 1988

         Purchase price:  $424,762

         Property description: This property is located at 8770 University Avenue N.E., Blaine, Minnesota. It contains 3,090 square feet, and has seating for 92 persons. The surrounding area is predominantly commercial and includes such major retail stores as K-Mart and Club Food stores, in addition to the Northtown Shopping Center.

         The lease in guaranteed by Kentucky Fried Chicken. The annual lease payment is the greater of $48,240 or 5% of the gross sales. The lease expires on February 29, 2000.

WENDY'S - BLAINE, MINNESOTA

         Date of Purchase:  May 6, 1988

         Purchase price:  $398,478

         Property description: The property is located at 8780 University Avenue N.E., Blaine, Minnesota. Blaine is located eight miles north of Minneapolis. The property is across the street from a major regional shopping mall. The building contains 2,474 square feet and has seating for 92 persons.

         The lease is guaranteed by Wendy's International, Inc., the parent corporation. The annual lease payment is the greater of $45,360 or 5% of the gross sales. The lease expires on February 29, 2000.

NORTHERN AUTOMOTIVE CORPORATION

         The Partnership owns two auto parts stores leased to Northern Automotive Corporation, the nation's largest auto parts chain. Northern Automotive markets its specialty automotive parts and accessories through its retail outlets located throughout the country under the trade names of Checker, Kragen, and Schuck's Autoworks stores. Northern Automotive operates over 475 retail outlets. The company caters to the do-it-yourself market and maintains a broad product line of both private label and national brand names.

AUTOWORKS - BELLEVUE, NEBRASKA

         Date of purchase:  July 5, 1988

         Purchase price:  $688,579

         Property description: The property is located at a major shopping center at 915 Fort Crook Road, Bellevue, Nebraska, a suburb of Omaha, Nebraska. Bellevue is the home of the Strategic Air Command (SAC) which contributes largely to the area economy. The improvements consist of a free standing concrete block and glass building containing 4,870 square feet.

         The base minimum annual rent is $80,484 per year with scheduled rental increases occurring every third year of the lease based on increases in the Consumer Price Index not to exceed a 10% increase. The lease expires on July 5, 2008.

AUTOWORKS - LITTLETON, COLORADO

         Date of purchase:  July 5, 1988

         Purchase price:  $715,925

         Property description: This property is located at 8219 South Holly in Littleton, Colorado and is surrounded by new commercial complexes and extensive single and multi-family developments. The property is situated on approximately
 .75 acres and contains 4,960 square feet.

         The base minimum annual rent is $83,720 per year with scheduled rental increases occurring every third year of the lease based on increases in the Consumer Price Index not to exceed a 10% increase. The lease expires on July 6, 2008.

DENNY'S RESTAURANT - LAKEWOOD, COLORADO

         Date of purchase:  July 27, 1988

         Purchase price:  $603,992

         Property description: The property is located at 565 Union Blvd., Lakewood, Colorado. The area is extensively developed in commercial, retail and office uses. The property, located on approximately .75 acres, contains improvements of 4,489 square feet.

         The lease is guaranteed by Denny's Inc. and calls for minimum rent of $47,420 to be paid annually or 6% of the tenant's gross sales, whichever is greater. The Partnership received $36,994 in percentage rent from this property in 1995. The lease expires on July 23, 1996 and calls for a full CPI increase from the inception of the lease upon exercise of a 10-year lease option.

PONDEROSA RESTAURANT - ANN ARBOR, MICHIGAN

         Date of purchase:  January 20, 1989

         Purchase price:  $759,619

         Property description: The property, containing 5,033 square feet, is situated on approximately one acre located at 3354 East Washtenaw Street, Ann Arbor, Michigan. The property is surrounded by numerous commercial enterprises including the Arbor Land enclosed shopping mall.

         The lease calls for a minimum rent of $77,400 plus 6.5% of the annual gross sales in excess of the average annual sales for the years 1989 and 1990. The lease expires September 22, 2003.

PONDEROSA RESTAURANT - ALTON, ILLINOIS

         Date of purchase:  January 31, 1989

         Purchase price:  $924,379

         Description of property: The building, containing 5,587 square feet, is situated on approximately one acre at 3354 Homer-Adams Parkway along Highway 111, which is the major east/west road system through the city. Alton, Illinois is situated across the Mississippi River from St. Louis, Missouri. The property is in the center of one of the city's prime commercial areas.

         The lease calls for a minimum annual rent of $94,070 plus 6.5% of the gross sales generated by the property in excess of the average annual sales for the year 1989 and 1990. The lease expires September 22, 2003. The tenant has vacated the premises but continues to pay the monthly base rent.

PAYLESS SHOE STORE - PLANT CITY, FLORIDA

         Date of purchase:  December 1, 1989

         Purchase price:  $648,123

         Property description: The property is located at 1801 Jim Redman Parkway, Plant City, Florida. Plant City is located approximately 18 miles northeast of the central business district of Tampa, Florida. The property is situated on .89 acres and contains 2,989 square feet.

         The lease is guaranteed by the May Department Store Co. which has a net worth in excess of $3 billion. The property is on lease until November 30, 1999 with four additional 5-year options. The minimum rent is $70,785 per year. The rent would be $82,682, $94,578, $106,495 and $118,372 for each option period should the options be exercised by the tenant.

TIMBER LODGE STEAKHOUSE - BURNSVILLE, MINNESOTA

         Date of purchase:  February 12, 1990

         Purchase price:  $722,040

         Property description: This family restaurant is located at 13050 Aldrich Avenue South. Burnsville is a suburb approximately 11 miles south of Minneapolis. The property contains 6,916 square feet and is situated on 1.43 acres. The current rent is $60,000 per year and the lease expires on July 14, 2001.

TODDLE HOUSE RESTAURANT - KENNER, LOUISIANA

         Date of purchase:  November 26, 1991

         Purchase price:  $218,738

         Property description: Toddle House Restaurants is a national restaurant chain. It features 24-hour service with a cook-to-order menu. Toddle House Restaurants, Inc. is a wholly owned subsidiary of Diversified Hospitality Group, Inc. (DHG) which also operates the Steak 'N' Eggs Kitchen restaurants. The property is located at 2841 Loyola, Kenner, Louisiana and contains 2,175 square feet. The land on which the restaurant is located is 16,800 square feet.

         The current annual rent is $34,998 and the lease expires on November 25, 2011. Toddle House is currently in Chapter 11 Bankruptcy and did not pay any rent in 1995. The Partnership has been in negotiations with the company to begin collecting rent again. The Partnership collected $3,168 in rent in February 1996.

LAND - LAS VEGAS, NEVADA

         Date of purchase:  March 9, 1995

         Purchase price:  $195,152

         Property description: A 39% undivided interest in two parcels of land located on Sahara Avenue in Las Vegas, Nevada. The land is not currently generating any rental income. The parcels are being held for sale which is expected to happen in 1996.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS

         A) A public market for the Partnership's units does not exist and is not likely to develop.

         B) As of December 31, 1995, there were 1,633 investors holding 135,299 units.

         C) The Partnership made its first cash flow distribution from operations in May 1987. Since that date, consistent cash distributions have been made at the end of each calendar quarter through December 31, 1995. The Partnership expects to continue to make cash distributions on a quarterly basis in the future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following information has been selected from the financial statements of the Partnership.

INCOME STATEMENT DATA

                                                1995          1994           1993          1992          1991
                                             ----------    ----------     ----------    ----------    -------
Total rental revenue                         $1,185,371    $1,145,656     $1,226,545    $1,225,912    $1,242,524

Operating expenses:
  Property operating expenses                    63,761        (2,438)        56,091        57,054       167,542
  General and administrative                     36,972        43,955         50,845        51,119        56,687

Net operating income                          1,084,638     1,104,139      1,123,114     1,118,013     1,022,417

  Depreciation                                  193,696       212,716        227,306       230,087       234,383
  Interest income                               129,399       112,772         41,354        25,550        26,906
  Gain (loss) on sale
    of real estate                              450,293           -          273,251       (17,325)       26,767

Net income                                    1,470,634     1,004,195      1,210,413       896,151       841,707

Per Unit Data:
  Net income                                      10.77          7.33           8.82          6.52          6.12
  Distributions                                    8.50          8.90           8.37          8.16          8.98


BALANCE SHEET DATA

Net real estate                               8,414,719     9,451,413      9,664,128    10,649,877    11,048,449
Cash                                          1,817,201       641,053        626,726       483,003       395,493
Accounts receivable, net                        165,083        19,135         44,029        15,369        35,211
Total assets                                 11,417,867    11,138,851     11,367,996    11,303,070    11,480,497

Total liabilities                                50,213        79,274         61,722        57,588         5,484
Partners' equity                             11,367,654    11,059,577     11,306,274    11,245,482    11,475,013

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and the notes thereto as noted in Item 8 below.

     Comparison of year ended December 31, 1995 to year ended December 31, 1994.

     The net income of the Partnership increased by $466,439 in 1995 when compared to 1994. The differences in income and expenses are explained below.

     Rental revenue increased by $48,348 in 1995 from 1994. In February 1995, the Partnership sold the Childrens World building that generated $109,000 of gross rental income in 1994 but only $14,223 in 1995. In 1995, the Partnership also purchased a parcel of land in March and sold the same parcel in November. While the land was owned in 1995, the Partnership collected $115,446 in base rent. The additional rental revenue came from rent increases from existing tenants.

     Operating expenses increased by $59,216 from 1994 to 1995. The net increase was primarily attributed to the $67,257 increase in bad debt expense and the decrease of $6,386 in accounting and legal expense. The bad debt expense increased $50,031 due to the nonpayment of rent by Toddle House Restaurants in 1995 and by $16,640 from the negative bad debt expense in 1994. Legal expense decreased due the reduction of efforts needed to collect the Toddle House rent amounts.

     Interest income increased by $16,627 in 1995 from 1994. This increase was due to the additional amounts of cash on hand which the Partnership invested in interest bearing accounts.

     In February 1995, the Partnership sold a building in Phoenix, Arizona that was on lease to Childrens World. The sales price was $1,135,000 less $28,729 in selling expenses. The Partnership recognized a $99,141 gain on the sale. In November 1995, the Partnership sold part of the ground that had been purchased in February 1995. The sales price was $1,566,234 which included an equity participation with the builder/lessee. The Partnership recognized a $351,152 gain on the sale. In 1994, there were no gains or losses on the sale of real estate.

     Based on current leases in place, management believes that the revenues and expenses of the Partnership in 1995 should be indicative of the operations of the Partnership in 1996. The Partnership has continued to make distributions to the limited partners at an annual rate of over 8% since 1989. The Partnership distributions were at an 8.50% rate for the year 1995. Distributions should remain at approximately 8% through 1996.

     Inflation is not expected to negatively impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases, Consumer Price Index (CPI) adjustments or by participating in a percentage of the gross sales volume of the tenant. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the income received will not be eroded away as operating expenses increase due to inflation.

     Comparison of year ended December 31, 1994 to year ended December 31, 1993.

     The net income of the Partnership decreased $206,218 in 1994 when compared to 1993. However, the net income before real estate sales increased by $67,033 in 1994 when compared to 1993. The difference in revenues and expenses are explained below.

     Base rental revenue decreased $82,058 in 1994 from 1993. The decrease was primarily due to the sale in November 1993 of the Fuddruckers building in Tucson, Arizona which decreased net rental revenue by approximately $84,000 in 1994. The Partnership also sold the Rax Restaurant building in 1993, however, net rental revenue did not decrease significantly as the tenant was not paying rent in 1993.

     Operating expenses decreased by $61,914 in 1994 from 1993. The net decrease was primarily attributed to the decrease in bad debts of $42,202 due to the sale of the Rax building and the decrease of $14,325 in property taxes and $2,606 in repairs and maintenance which the Partnership did not have to pay for the Rax building.

     The increase in interest income of $71,418 in 1994 from 1993 resulted from the sale of the Fuddruckers building and the Rax Restaurant building in November 1993 for which the Partnership received two notes receivable totaling $857,500.

LIQUIDITY

    The Partnership is in an excellent liquid position as it has $1,817,201 in cash at December 31, 1995, with no debt on any of the properties that it owns. The Partnership made its quarterly cash distribution of $290,000 in January 1996, which was the cash that has accumulated during the fourth quarter of 1995 from operating income. After the distributions, the Partnership still had approximately $1,527,000 in cash reserves to pay any unexpected liabilities. The Partnership has no debt and currently has income of approximately $95,000 per month from rental income. This should be enough for any expenses which might need to be paid by the Partnership. However, the Partnership does not expect to use much money for operational expenses because the Partnership properties are leased on a triple-net lease basis.

    The Partnership's primary source of cash in 1996 will continue to come from the rental of the real estate properties currently owned. Rental income will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or income were to decrease the Partnership would decrease the quarterly distributions to the limited partners. Management does not expect the quarterly distributions to increase or decrease dramatically in the future.

    The Partnership has purchased its properties for all cash. The Partnership may finance one or more of its existing properties if, among other conditions:
(1) the property is held for at least two years (all properties have been owned by the Partnership for more than two years), (2) the financing proceeds equal or exceed the Partnership's investment in the property, and (3) the Partnership distributes the financing proceeds to the partners. To date, the Partnership has not leveraged any of its properties.

    The cash of the Partnership increased by $1,176,148 in 1995 when compared to the previous year. This increase was due primarily to the $2,703,525 collected from real estate sold less $1,410,234 from real estate purchased. The net accounts receivable of the Partnership also increased $145,948 which was a use of cash. Included in accounts receivable at year end was $156,000 that was due from a property sale. The amount was collected in January 1996.

    In 1995, the Partnership had one tenant, Toddle House Restaurants, that did not pay rent. The tenant recently affirmed its lease in its Chapter 11 bankruptcy proceeding and in February 1996, began paying rent again.

    The cash and liquidity position of the Partnership has continued to increase over the past three years. The Partnership is in a very stable liquidity position since it owns all of its real estate free of debt. Management expects that the liquidity of the Partnership will change in the future as excess cash is distributed to the unit holders (partners).

CAPITAL RESOURCES

    The Partnership is in the business of purchasing and holding improved commercial properties for long-term investment income. The Partnership currently owns and manages 20 properties. Nineteen of the properties are single tenant buildings and one property is vacant land.

    Each of the Partnership's present properties, with the exception of the land, is leased to an operator/lessee on an absolute net basis, whereby the lessee pays all maintenance, repairs, property taxes and insurance. These leases provide a minimum rental plus a percentage of the lessee's gross revenues from the property operation, and/or a cost of living increase, and/or a fixed rental increase. The total cost of the properties to the Partnership is $9,838,437. The Partnership also had cash of $1,817,201 at December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Partnership is filing as part of this report, its financial statements which contain the following:

                                                                   Page
                                                                   ----
    1)  Report of Independent Accountants
    2)  Balance Sheets
          December 31, 1995 and 1994                                F-3
    3)  Statements of Income
          Years Ended December 31, 1995, 1994 and 1993              F-4
    4)  Statements of Changes in Partners' Equity
          Years Ended December 31, 1995, 1994 and 1993              F-5
    5)  Statements of Cash Flows
          Years Ended December 31, 1995, 1994 and 1993              F-6
    6)  Notes to Financial Statements                               F-7
    7)  Financial Statement Schedules:
          II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1994 and 1993      F-11
          III - Real Estate and Accumulated Depreciation
                  December 31, 1995                                 F-12

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Partnership had no disagreements with its independent public accountants over accounting or financial disclosure.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

         The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin.

         Neither Gary B. Sabin, nor the executive officers of Excel Realty Trust, Inc. receive compensation from the Partnership. The General Partner and the officers and employees of Excel Realty Trust, Inc. spend such time in the administration of Partnership affairs to the extent deemed necessary.

         The names, ages and positions of responsibility held by the executive officers and directors of Excel Realty Trust, Inc. are as follows:

         Name             Age               Position
         ----             ---               --------
  Gary B. Sabin            41       President and Chairman of the Board
  Richard B. Muir          40       Executive Vice President and Director
  David A. Lund            44       Chief Financial Officer
  Ronald H. Sabin          45       Senior Vice President
  Graham R. Bullick        45       Senior Vice President
  Mark T. Burton           35       Senior Vice President
  S. Eric Ottesen          40       General Counsel and Senior Vice President

FAMILY RELATIONSHIPS

         Gary B. Sabin and Ronald H. Sabin are brothers.

BUSINESS EXPERIENCE

         The following is a brief background of the directors and executive officers of Excel Realty Trust, Inc.

     GARY B. SABIN has served as Chief Executive Officer, President and Chairman of the Board of Directors since January 1989. He is a graduate of Brigham Young University and Stanford University's Graduate School of Business where he received a master's degree as a Sloan Fellow. Mr. Sabin has extensive experience in the financial services industry with emphasis in the areas of commercial real estate and marketable securities.

     RICHARD B. MUIR has served as Executive Vice President, Secretary and Director of the Company since January 1989. Mr. Muir has worked extensively in the field of commercial real estate, developing expertise in real estate acquisition, property management, leasing and project financing. He has also been actively involved in the securities brokerage industry. He is a general and financial and operations principal with the National Association of Securities Dealers.

         DAVID A. LUND, CPA has served as Chief Financial Officer of the Company since June 1994. He previously served from 1989 to 1994 in various capacities with the Company, including Vice President and Vice President of Finance. From 1983 to 1989 he worked for various affiliated companies. Prior to 1983, Mr. Lund was a partner in a CPA firm.

         RONALD H. SABIN has served as Senior Vice President of the Company in charge of property management since January 1989. Mr. Sabin has also served in various similar capacities with other affiliated companies since 1979.

         GRAHAM R. BULLICK, Ph.D. has served as Senior Vice President of the Company since January 1991. Prior to joining the company, Mr. Bullick served for four years as an account manager of a company specializing in organizational development and service/quality systems.

         MARK T. BURTON has served as Vice President of the Company since January 1989 and was recently promoted to Senior Vice President. Mr. Burton's duties for the Company primarily consist of the evaluation and selection of property acquisitions and dispositions. Mr. Burton has served in various capacities with other affiliated companies since 1984.

         S. ERIC OTTESEN has served as General Counsel of the Company since January 1995. Prior to 1995, Mr. Ottesen worked as a partner in a law firm based in San Diego, California.

ITEM 11.   EXECUTIVE COMPENSATION

         The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of Excel Realty Trust, Inc. See ITEM 13 for compensation to the general partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

         No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partner units.

         The following information sets forth the number of units owned directly or indirectly by each general partner.

                                                                        Percent of
                                                         Number         Units at
        Title of Class              Beneficial Owner    of Units        12/31/95
        --------------              ----------------    --------        ----------
  Units of Limited
  Partnership Interest                Gary B. Sabin       None            None

  Units of Limited                    Excel Realty
  Partnership Interest                 Trust, Inc.         853           0.624%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The table below reflects compensation paid to the general partner or their affiliates during the year ended December 31, 1995:

            Description                                         Amount
            -----------                                         ------
       Management fees                                          $10,186
       Administrative fees                                       10,800
       Accounting                                                 6,480



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

  (A) Documents filed as part of this report:

          (1) (2)   Financial statements under Item 8 in Part II hereof.

          (3)       Exhibits:

                      None

  (B)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the past year.

                                   SIGNATURES

  Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  March 22, 1996              Excel Properties, Ltd.
                                     (Registrant)

                                       Excel Realty Trust, Inc.
                                       (General Partner)



                                       By:   /s/ Gary B. Sabin
                                            ---------------------------
                                            Gary B. Sabin
                                            President



                                       By:   /s/ David A. Lund
                                            ---------------------------
                                            David A. Lund
                                            Principal Financial Officer

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                                                              PAGE
                                                                                                              ----
1.   FINANCIAL STATEMENTS:

           Report of Independent Accountants - Squire & Co.  ...............................................   F-2

           Balance Sheets
              December 31, 1995 and 1994....................................................................   F-3

           Statements of Income
              Years Ended December 31, 1995, 1994 and 1993..................................................   F-4

           Statements of Changes in Partners' Equity
              Years Ended December 31, 1995, 1994 and 1993..................................................   F-5

           Statements of Cash Flows
              Years Ended December 31, 1995, 1994 and 1993..................................................   F-6

           Notes to Financial Statements....................................................................   F-7

2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule II - Valuation and Qualifying Accounts
              Years Ended December 31, 1995, 1994 and 1993..................................................  F-11

           Schedule III - Real Estate and Accumulated Depreciation
              December 31, 1995.............................................................................  F-12

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 1995 and 1994, and the results of operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principals.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Financial statement Schedules II and III are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

SQUIRE & CO.

February 9, 1996
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                   ----------



                                                                                       1995                1994
                                                                                    -----------        -----------
                                     ASSETS
Real estate:
    Land                                                                            $ 3,822,602        $ 4,114,928
    Buildings                                                                         6,015,835          6,700,552
    Less:  accumulated depreciation                                                  (1,423,718)        (1,364,067)
                                                                                    -----------        -----------
       Net real estate                                                                8,414,719          9,451,413

Cash                                                                                  1,817,201            641,053
Accounts receivable, less allowance for bad debts of
    $51,595 and $978 in 1995 and 1994, respectively                                     165,083             19,135
Notes receivable                                                                      1,015,672          1,022,012
Interest receivable                                                                       5,192              5,238
                                                                                    -----------        -----------

    Total assets                                                                    $11,417,867        $11,138,851
                                                                                    ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accounts payable:
       Affiliates                                                                    $      867         $      988
       Other                                                                              3,169              2,480
    Property taxes payable                                                                  939              8,776
    Tenant security deposits                                                              5,000              5,000
    Deferred rental income                                                               40,238             62,030
                                                                                    -----------        -----------
       Total liabilities                                                                 50,213             79,274
                                                                                    -----------        -----------


Partners' Equity:
    General partner's equity                                                              8,691              5,000
    Limited partners' equity, 235,308 units
       authorized, 135,299 and 135,319 units
       issued and outstanding in 1995 and
       1994, respectively.                                                           11,358,963         11,054,577
                                                                                    -----------        -----------
       Total partners' equity                                                        11,367,654         11,059,577
                                                                                    -----------        -----------

       Total liabilities and partners' equity                                       $11,417,867        $11,138,851
                                                                                    ===========        ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   ----------


                                              1995             1994             1993
                                           -----------      -----------      -----------
Revenue:
    Base rent                              $ 1,146,919      $ 1,098,571      $ 1,180,629
    Percentage rents                            38,452           47,085           45,916
                                           -----------      -----------      -----------

       Total revenue                         1,185,371        1,145,656        1,226,545
                                           -----------      -----------      -----------

Operating Expenses:
    Accounting and legal                        18,969           25,355           27,307
    Administrative                              10,800           10,800           10,800
    Bad debts                                   50,617          (16,640)          25,562
    Management fees                             10,186           11,959           12,166
    Miscellaneous                                2,536            2,129              945
    Office expenses                              7,203            7,800            9,233
    Property taxes                                --                114           14,439
    Rent guarantees                               --               --                333
    Repairs and maintenance                        422             --              2,606
    Utilities                                     --               --                 40
                                           -----------      -----------      -----------

       Total operating expenses                100,733           41,517          103,431
                                           -----------      -----------      -----------

       Operating income                      1,084,638        1,104,139        1,123,114

Other Income (Expense):
    Depreciation                              (193,696)        (212,716)        (227,306)
    Interest income                            129,399          112,772           41,354
                                           -----------      -----------      -----------

       Income before real estate sales       1,020,341        1,004,195          937,162

Gain - sale of real estate                     450,293             --            273,251
                                           -----------      -----------      -----------

       Net income                          $ 1,470,634      $ 1,004,195      $ 1,210,413
                                           ===========      ===========      ===========



Net income allocated to:
    General partner                        $    15,303      $    12,169      $    13,538
    Limited partners                         1,455,331          992,026        1,196,875
                                           -----------      -----------      -----------

       Total                               $ 1,470,634      $ 1,004,195      $ 1,210,413
                                           ===========      ===========      ===========


Net income per weighted average
  limited partnership unit                 $     10.77      $      7.33      $      8.82
                                           ===========      ===========      ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   ----------



                                          GENERAL           LIMITED
                                         PARTNERS          PARTNERS            TOTAL
                                       ------------      ------------      ------------
Balance at January 1, 1993             $      2,969      $ 11,242,513      $ 11,245,482
Liquidation of Limited Partnership
     units - 1993                              --              (2,000)           (2,000)
Syndication fees - 1993                        --                 395               395
Net income - 1993                            13,538         1,196,875         1,210,413
Partner distributions - 1993                (11,480)       (1,136,536)       (1,148,016)
                                       ------------      ------------      ------------
Balance at December 31, 1993                  5,027        11,301,247        11,306,274
Liquidation of Limited Partnership
     units - 1994                              --             (39,000)          (39,000)
Syndication fees - 1994                        --               7,800             7,800
Net income - 1994                            12,169           992,026         1,004,195
Partner distributions - 1994                (12,196)       (1,207,496)       (1,219,692)
                                       ------------      ------------      ------------
Balance at December 31, 1994                  5,000        11,054,577        11,059,577
Liquidation of Limited Partnership
     units - 1995                              --              (2,000)           (2,000)
Syndication fees - 1995                        --                 600               600
Net income - 1995                            15,303         1,455,331         1,470,634
Partner distributions - 1995                (11,612)       (1,149,545)       (1,161,157)
                                       ------------      ------------      ------------
Balance at December 31, 1995           $      8,691      $ 11,358,963      $ 11,367,654
                                       ============      ============      ============


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   ----------

                                                              1995             1994             1993
                                                          -----------      -----------      -----------
Cash flows from operating activities:
   Net income                                             $ 1,470,634      $ 1,004,195      $ 1,210,413
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                         193,696          212,716          227,306
         Allowance for doubtful accounts                       50,617          (98,192)          25,562
         Gain on sale of real estate                         (450,293)            --           (273,251)
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
            Accounts receivable                              (196,565)         123,086          (54,222)
            Interest receivable                                    46               41           (4,129)
            Prepaid expenses                                     --               --                333
          Increase (decrease) in liabilities:
            Accounts payable                                      568           (4,308)           2,582
            Property taxes payable                             (7,837)           7,074            1,702
            Deferred rental income                            (21,792)          14,786             (150)
                                                          -----------      -----------      -----------


         Net cash provided by operating activities          1,039,074        1,259,398        1,136,146
                                                          -----------      -----------      -----------


Cash flows from investing activities:
   Proceeds from real estate sales                          2,703,525             --            154,194
   Purchase of real estate                                 (1,410,234)            --               --
   Collection of notes receivable                               6,340            5,821            3,004
                                                          -----------      -----------      -----------


         Net cash provided by investing activities          1,299,631            5,821          157,198
                                                          -----------      -----------      -----------


Cash flows from financing activities:
   Redemption of partnership units                             (2,000)         (39,000)          (2,000)
   Syndication costs reimbursed                                   600            7,800              395
   Cash distributions                                      (1,161,157)      (1,219,692)      (1,148,016)
                                                          -----------      -----------      -----------

         Net cash used by financing activities             (1,162,557)      (1,250,892)      (1,149,621)
                                                          -----------      -----------      -----------

         Net increase in cash                               1,176,148           14,327          143,723

Cash at beginning of year                                     641,053          626,726          483,003
                                                          -----------      -----------      -----------

Cash at end of year                                       $ 1,817,201      $   641,053      $   626,726
                                                          ===========      ===========      ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      ORGANIZATION

      Excel Properties, Ltd. was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

      REAL ESTATE

      Land and buildings are recorded at cost. Buildings are depreciated using the straight-line method over the tax life of 31.5 years. The tax life does not differ materially from the economic useful life. Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from the dispositions are reported as income or expense.

      CASH DEPOSITS

      At December 31, 1995, the carrying amount of the Partnership's cash deposits total $1,817,201. The bank balances are $1,855,566 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the years ended December 31, 1995, 1994 or 1993. The Partnership had no noncash investing or financing transactions in 1995 or 1994. The Partnership received notes receivable of $877,500 in 1993 from the sale of two buildings.

      INCOME TAXES

      The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.

      ACCOUNTS RECEIVABLE

      All net accounts receivable are deemed to be collectible within the next 12 months.

      FINANCIAL STATEMENT ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Continued                             F-7

                             EXCEL PROPERTIES, LTD.

                                   ----------


 2.  FINANCIAL STATEMENT AND TAX RETURN DIFFERENCES

      The Partnership had the following differences between the financial statements and the Partnership tax return.

                                                      1995              1994              1993
                                                  ------------      ------------      ------------
      Net income:
           Financial statements                   $  1,470,634      $  1,004,195      $  1,210,413
           Tax returns                               1,521,251           906,004           946,580
                                                  ------------      ------------      ------------

                  Difference                      $    (50,617)     $     98,191      $    263,833
                                                  ============      ============      ============

      Difference is due to:
           Allowance for bad debts                $    (50,617)     $     98,191      $    (25,562)
           Installment sale of buildings                  --                --             289,395
                                                  ------------      ------------      ------------

                                                  $    (50,617)     $     98,191      $    263,833
                                                  ============      ============      ============

      Partners' equity:
           Financial statements                   $ 11,367,654      $ 11,059,577      $ 11,306,274
           Tax returns                              12,616,064        12,270,479        12,623,168
                                                  ------------      ------------      ------------

                  Difference                      $ (1,248,410)     $ (1,210,902)     $ (1,316,894)
                                                  ============      ============      ============

      Difference is due to:
           Syndication costs                      $ (1,498,718)     $ (1,499,319)     $ (1,507,119)
           Allowance for bad debts                     (51,595)             (978)          (99,170)
           Deferred gain - like-kind exchange           12,508              --                --
           Deferred gain on sale of building           289,395           289,395           289,395
                                                  ------------      ------------      ------------

                                                  $ (1,248,410)     $ (1,210,902)     $ (1,316,894)
                                                  ============      ============      ============

 3.   FEES PAID TO GENERAL PARTNER:

      The Partnership has paid the General Partner or its affiliates the following fees:

                                                   1995           1994          1993
                                                ----------     ----------     -------
      Management fees                            $10,186        $11,959       $12,166
      Administrative fees                         10,800         10,800        10,800
      Accounting                                   6,480          6,480         6,480


Continued                             F-8

                             EXCEL PROPERTIES, LTD.

                                   ----------


 4.   NOTES RECEIVABLE:

      The Company had the following notes receivable at December 31, 1995 and 1994:

                                                                             1995           1994
                                                                          ----------     ----------
           Note from sale of building, receipts of $1,390 per month
           at 9% interest.  Secured by building sold.  Due July 1997.     $  143,455     $  147,049

           Note from sale of building, interest only receipts of
           $5,366 per month at 8.5% interest.  Secured by building
           sold.  Due November 2003.                                         757,500        757,500

           Note from sale of building, receipts of $1,004 per month
           at 8% interest.  Secured by building sold.  Due December
           2001.                                                             114,717        117,463
                                                                          ----------     ----------

                       Total notes receivable                             $1,015,672     $1,022,012
                                                                          ==========     ==========




 5.   MINIMUM FUTURE RENTALS:

      The Company leases single-tenant buildings to tenants under noncancelable operating leases requiring the greater of fixed or percentage rents. The leases are either: (1) triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities, or (2) requiring the tenant to reimburse the Company for substantially all of the tenant's share of real estate taxes and other common area maintenance expenses.

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
                  1996                                                    $1,016,266
                  1997                                                       991,011
                  1998                                                       981,830
                  1999                                                       954,052
                  2000                                                       814,550
                  Thereafter                                               3,217,044



Continued                            F-9

                             EXCEL PROPERTIES, LTD.

                                   ----------

 6.   PURCHASE OF PROPERTY:

      In March 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year. The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in November 1995 as described in Note 7 below. The Partnership still has a 39% undivided interest in the remaining two parcels of land.

 7.   SALES OF PROPERTIES:

      In November 1995, the Partnership sold part of the ground that had been purchased in February 1995. The sales price was $1,566,234 which included an equity participation with the builder/lessee. The Partnership recognized a $351,152 gain on the sale.

      In February 1995, the Partnership sold a building in Phoenix, Arizona that was on lease to Childrens World. The sales price was $1,135,000 less $28,729 in selling expenses. The Partnership recognized a gain of $99,141.

      In November 1993, the Partnership sold a building in Tucson, Arizona, that was on lease to Fuddruckers. The sales price was $937,500 less $39,267 in selling expenses. The Partnership recognized a gain of $358,155 on the sale. As part of the sale, the Partnership received a note receivable of $757,500 from the purchaser as mentioned in Note 4.

      In November 1993, the Partnership sold a building in Eagan, Minnesota, that was on lease to Rax Restaurant. The sales price was $150,000 less $16,539 in selling expenses. The Partnership recognized a loss of $84,903 on the sale. As part of the sale, the Partnership received a note receivable of $120,000 from the purchaser as mentioned in Note 4.

                                  EXCEL PROPERTIES, LTD.
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                    Additions          Deductions
                                                   ----------  -------------------------
                                       Balance at                                         Balance at
                                        Beginning  Charged to                                 End
       Description                       of Year    Expense      Description     Amount     of Year
-----------------------------          ----------  ----------  ----------------- -------  ----------
Year ended December 31, 1995:

  Allowance for bad debts              $      978   $ 50,617                     $    -     $51,595
                                       ==========   ========                     =======    =======
Year ended December 31, 1994:

  Allowance for bad debts              $   99,170   $(16,640) Write off account  $81,552    $   978
                                       ==========   ========                     =======    =======
Year ended December 31, 1993:

  Allowance for bad debts              $   73,608   $ 25,562                     $    -     $99,170
                                       ==========   ========                     =======    =======

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995

                                                                        Cost
                                                                    Capitalized
                                                                     Subsequent
                                                                        to                 Gross Amount at Which
                                                 Initial Cost       Acquisition         Carried at Close of Period
                                           ------------------------ ------------ --------------------------------------
                                                        Buildings                              Buildings
                                                           and                                    and            Total
Description                Encumbrances       Land     Improvements Improvements    Land      Improvements      (a)(b)
-------------------------- ------------    ----------  ------------ ------------ ----------   ------------   ----------
Kinder Care:
  Columbus, Ohio             $  -          $   57,101    $133,236      $  -      $   57,101   $  133,236     $  190,337
  Gahanna, Ohio                 -              65,047     151,776         -          65,047      151,776        216,823
  West Carrollton, Ohio         -              57,101     133,236         -          57,101      133,236        190,337
  Grove City, Ohio              -              66,702     155,638         -          66,702      155,638        222,340
  Dayton, Ohio                  -              57,101     133,236         -          57,101      133,236        190,337
  Indianapolis, Indiana         -              60,324     140,756         -          60,324      140,756        201,080
  Indianapolis, Indiana         -              60,324     140,755         -          60,324      140,755        201,079
Paragon Restaurant:
  Middleburg Heights, Ohio      -             313,867     732,355         -         313,867      732,355      1,046,222
  Lafayette, Indiana            -             324,028     756,068         -         324,028      756,068      1,080,096
Autoworks:
  Omaha, Nebraska               -             275,432     413,148         -         275,432      413,148        688,580
  Denver, Colorado              -             286,370     429,555         -         286,370      429,555        715,925
Ponderosa:
  Ann Arbor, Michigan           -             379,809     379,809         -         379,809      379,809        759,618
  Alton, Illinois               -             369,740     554,639         -         369,740      554,639        924,379
Kentucky Fried Chicken-
  Blaine, Minnesota             -             160,605     264,157         -         160,605      264,157        424,762
Wendys-Blaine, Minnesota        -             150,091     248,387         -         150,091      248,387        398,478
Dennys-Denver, Colorado         -             241,597     362,395         -         241,597      362,395        603,992
Volume Shoe-Plant City, FL      -             398,104     250,018         -         398,104      250,018        648,122
Benjamins-Burnsville, MN        -             216,612     505,428         -         216,612      505,428        722,040
Toddle House-Kenner, LA         -              87,495     131,243         -          87,495      131,243        218,738
Land-Las Vegas, NV              -             195,152         -           -         195,152          -          195,152
                             ------        ----------  ----------      ------    ----------   ----------     ----------
                             $  -          $3,822,602  $6,015,835      $  -      $3,822,602   $6,015,835     $9,838,437
                             ======        ==========  ==========      ======    ==========   ==========     ==========




                                                                              Life on Which
                                                                              Depreciation
                                Accumu-                                         in Latest
                                lated         Date of                            Income
                                Depreci-       Construc-        Date           Statements
Description                     ation (c)        tion         Acquired         is Computed
--------------------------   -----------       ---------      --------        -------------
Kinder Care:
  Columbus, Ohio             $   36,481                        1987            31.5 years
  Gahanna, Ohio                  41,558                        1987            31.5 years
  West Carrollton, Ohio          36,481                        1987            31.5 years
  Grove City, Ohio               42,615                        1987            31.5 years
  Dayton, Ohio                   36,481                        1987            31.5 years
  Indianapolis, Indiana          29,603                        1989            31.5 years
  Indianapolis, Indiana          29,603                        1987            31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio      196,651                        1987            31.5 years
  Lafayette, Indiana            199,017                        1987            31.5 years
Autoworks:
  Omaha, Nebraska                97,822                        1988            31.5 years
  Denver, Colorado              101,707                        1988            31.5 years
Ponderosa:
  Ann Arbor, Michigan            83,900                        1989            31.5 years
  Alton, Illinois               122,520                        1989            31.5 years
Kentucky Fried Chicken-
  Blaine, Minnesota              63,943                        1988            31.5 years
Wendys-Blaine, Minnesota         60,125                        1988            31.5 years
Dennys-Denver, Colorado          85,805                        1988            31.5 years
Volume Shoe-Plant City, FL       47,953                        1989            31.5 years
Benjamins-Burnsville, MN         94,266                        1990            31.5 years
Toddle House-Kenner, LA          17,187                        1991            31.5 years
Land-Las Vegas, NV                  -                          1995
                             ----------
                             $1,423,718
                             ==========

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                   (Continued)



(a)  Also represents cost for federal income tax purposes.
(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1995 is as follows:

                                                       1995                 1994            1993
                                                  --------------        -----------    ------------
           Balance at beginning of year           $   10,815,480        $10,815,480    $ 11,670,124
           Acquistions                                 1,410,234                -               -
           Cost of property sold                      (2,387,277)               -          (854,644)
                                                  --------------        -----------    ------------
           Balance at end of year                 $    9,838,437        $10,815,480    $ 10,815,480
                                                  ==============        ===========    ============



(c) Reconciliation of accumulated depreciation for the three years ended December 31, 1995 is as follows:

                                                       1995                 1994           1993
                                                  --------------        -----------    ------------
           Balance at beginning of year           $    1,364,067        $ 1,151,352    $  1,020,247
           Expense                                       193,696            212,715         227,306
           Deletions                                    (134,045)               -           (96,201)
                                                  --------------        -----------    ------------
           Balance at end of year                 $    1,423,718        $ 1,364,067    $  1,151,352
                                                  ==============        ===========    ============