Form 10-Q
period 1996-03-31
EXCEL PROPERTIES LTD
filed 1996-05-13
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:                                  Commission File Number:
    MARCH 31, 1996                                              33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                         87-0426335
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)


           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
              (Address of principal executive offices and zip code)


     Registrant's telephone number, including area code:  (619) 485-9400


     Securities registered pursuant to Section 12(b) of the Act:  NONE


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)  Yes    X         No
                                 ---            ---

                      (2)  Yes    X         No
                                 ---            ---

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              March 31, 1996 (Unaudited)
              December 31, 1995 .................................................    3

           Statements of Income
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)......................    4

           Statements of Changes in Partners' Equity
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)......................    5

           Statements of Cash Flows
              Three Months Ended March 31, 1996 (Unaudited)
              Three Months Ended March 31, 1995 (Unaudited)......................    6

           Notes to Financial Statements.........................................    7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................   10

PART II.  OTHER INFORMATION......................................................   13

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------

                                                                  MARCH 31,
                                                                    1996            DECEMBER 31,
                                                                 (UNAUDITED)            1995
                                                                 -----------        -----------
                                     ASSETS

Real estate:
    Land                                                         $ 3,822,602        $ 3,822,602
    Buildings                                                      6,015,835          6,015,835
    Less:  accumulated depreciation                               (1,471,463)        (1,423,718)
                                                                 -----------        -----------
       Net real estate                                             8,366,974          8,414,719

Cash                                                               1,954,390          1,817,201
Accounts receivable, less allowance for bad debts of
    $68,645 and $51,595 in 1996 and 1995, respectively                26,749            165,083
Notes receivable                                                   1,014,242          1,015,672
Interest receivable                                                    5,948              5,192
                                                                 -----------        -----------

    Total assets                                                 $11,368,303        $11,417,867
                                                                 ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                              $       1,074     $          867
       Other                                                           3,185              3,169
    Property taxes payable                                            10,689                939
    Tenant security deposits                                           5,000              5,000
    Deferred rental income                                            40,530             40,238
                                                                 -----------        -----------
       Total liabilities                                              60,478             50,213
                                                                 -----------        -----------


Partners' Equity:
    General partner's equity                                           8,570              8,691
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1996 and 1995,
      respectively.                                               11,299,255         11,358,963
                                                                 -----------        -----------
       Total partners' equity                                     11,307,825         11,367,654
                                                                 -----------        -----------

       Total liabilities and partners' equity                    $11,368,303        $11,417,867
                                                                 ===========        ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                          THREE MONTHS ENDED
                                              MARCH 31,
                                         -------------------
                                           1996       1995
                                         --------   --------
Revenue:
    Base rent                            $266,619   $277,148
    Percentage rents                         --        1,458
                                         --------   --------

       Total revenue                      266,619    278,606
                                         --------   --------

Operating Expenses:
    Accounting and legal                    8,897     10,320
    Administrative                          2,700      2,700
    Bad debts                              17,050      7,650
    Management fees                         2,377      2,475
    Office expenses                         4,931      2,863
    Depreciation                           47,745     50,462
                                         --------   --------

       Total operating expenses            83,700     76,470
                                         --------   --------

       Operating income                   182,919    202,136

Interest income                            47,254     31,824
                                         --------   --------

       Income before real estate sales    230,173    233,960

Gain - sale of real estate                   --       99,141
                                         --------   --------

       Net income                        $230,173   $333,101
                                         ========   ========



Net income allocated to:
    General partner                      $  2,779   $  2,495
    Limited partners                      227,394    330,606
                                         --------   --------

       Total                             $230,173   $333,101
                                         ========   ========


Net income per weighted average
  limited partnership unit               $   1.68   $   2.44
                                         ========   ========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------

                             THREE MONTHS ENDED
                                  MARCH 31,
                        ----------------------------
                            1996            1995
                        ------------    ------------
Balance at January 1    $ 11,367,654    $ 11,059,577
Net income                   230,173         333,101
Partner distributions       (290,002)       (294,058)
                        ------------    ------------
Balance at March 31     $ 11,307,825    $ 11,098,620
                        ============    ============

                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    --------------------------
                                                                       1996            1995
                                                                    -----------    -----------
Cash flows from operating activities:
    Net income                                                      $   230,173    $   333,101
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                                   47,745         50,462
          Allowance for doubtful accounts                                17,050          7,650
          Gain on sale of real estate                                      --          (99,141)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                           121,284        (10,822)
          Interest receivable                                              (756)        (1,474)
        Increase (decrease) in liabilities:
          Accounts payable                                                  223          8,106
          Property taxes payable                                          9,750          3,378
          Deferred rental income                                            292        (20,915)
                                                                    -----------    -----------

                 Net cash provided by operating activities              425,761        270,345
                                                                    -----------    -----------


Cash flows from investing activities:
    Proceeds from real estate sales                                        --        1,106,291
    Real estate purchased                                                  --       (1,410,233)
    Collection of notes receivable                                        1,430          1,535
                                                                    -----------    -----------


                 Net cash provided (used) by investing activities         1,430       (302,407)
                                                                    -----------    -----------


Cash flows from financing activities:
    Cash distributions                                                 (290,002)      (294,058)
                                                                    -----------    -----------

                 Net cash used by financing activities                 (290,002)      (294,058)
                                                                    -----------    -----------

                 Net increase (decrease) in cash                        137,189       (326,120)

Cash at January 1                                                     1,817,201        641,053
                                                                    -----------    -----------

Cash at March 31                                                    $ 1,954,390    $   314,933
                                                                    ===========    ===========

                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.


                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. Certain reclassifications have been made to the financial statements for the three months ended March 31, 1995 in order to conform with the current period's presentation. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1995 Form 10-K.

      ORGANIZATION

      Excel Properties, Ltd. was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

      OFFERING COSTS

      Offering costs and selling expenses have been charged to the limited partners' capital accounts as limited partners' interests were sold.

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

      CASH DEPOSITS

      At March 31, 1995, the carrying amount of the Partnership's cash deposits total $1,954,390. The bank balances are $1,986,914 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the three months ended March 31, 1996 or 1995. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 1996 or 1995.

      INCOME TAXES

      The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.

Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      ACCOUNTS RECEIVABLE

      All net accounts receivable are deemed to be collectible within the next 12 months.

      FINANCIAL STATEMENT ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 2.   FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 1996 and 1995:

                                                    1996           1995
                                                  ---------      -------

      Management fees                             $ 2,377        $ 2,475
      Administrative fees                           2,700          2,700
      Accounting                                    1,620          1,620

 3.   NOTES RECEIVABLE

      The Company had the following notes receivable at March 31, 1996 and December 31, 1995:

                                                                          1996           1995
                                                                       ----------     -------
      Note from sale of building, receipts of $1,390 per month
      at 9% interest.  Secured by building sold.  Due July 1997.       $  142,505     $  143,455

      Note from sale of building, interest only receipts of
      $5,366 per month at 8.5% interest.  Secured by building
      sold.  Due November 2003.                                           757,500        757,500

      Note from sale of building, receipts of $1,004 per month
      at 8% interest.  Secured by building sold.  Due December
      2001.                                                               114,237        114,717
                                                                       ----------     ----------

                  Total notes receivable                               $1,014,242     $1,015,672
                                                                       ==========     ==========


Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------

 4.   MINIMUM FUTURE RENTALS

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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

           YEAR ENDING DECEMBER 31,

                  1996, remaining nine months         $   711,707
                  1997                                    930,613
                  1998                                    921,432
                  1999                                    895,978
                  2000                                    834,476
                  Thereafter                            3,237,768

 5.   SALE OF PROPERTY

      On February 17, 1995, the Partnership sold a building in Phoenix, Arizona that was on lease to Children's World. The sales price was $1,135,000 less $28,709 in selling expenses. The Partnership recognized a gain of $99,141 on the sale which was part of a tax deferred exchange. The Partnership was able to defer the gain on the sale for tax purposes and to exchange the proceeds for another real estate asset as described in Note 6. No real estate sales were made in the first quarter of 1996.

 6.  PURCHASE OF PROPERTY

      On March 10, 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year. The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in the fourth quarter of 1995. The Partnership still has a 39% undivided interest in the remaining two parcels of land. No real estate purchases were made in the first quarter of 1996.

                             EXCEL PROPERTIES, LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns twenty properties. The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

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

The principal investment objectives of the Partnership are to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations including property sales, some of which may be a return of capital for tax purposes rather than taxable income, (3) distributions of cash from financing the properties, and (4) realization of long-term appreciation in value of the properties.

The general partners have selected properties they believe meet certain minimum investment standards and that are most likely to accomplish the investment objectives of the Partnership. Properties were acquired through arms-length negotiations with third parties.

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $1,954,390 at March 31, 1996, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In April 1996, the Partnership distributed accumulated cash to the partners in the amount of $1,800,000. Also, in April 1996, the Partnership sold two properties for net proceeds of $898,887 and thus had cash on hand of $1,142,977 at April 30, 1996. The Partnership has no debt, and currently has monthly income (after the two April property sales) of approximately $82,000 from rental income. Management anticipates that income should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1996 will continue to come from rental of the real estate properties currently owned. The Partnership may also, from time to time, sell certain properties which would provide cash for distribution. Management anticipates that rental income will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or income were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change as excess cash is distributed to the unit holders (partners).

The cash of the Partnership increased by $137,189 at March 31, 1996 when compared to the December 31, 1996. This increase was partly due to a decrease in accounts receivable of $121,284 which was a source of cash. Included in the change in accounts receivable was $156,000 that was due from a property sale in 1995 that was collected in January 1996. Additionally, the partnership paid distributions of $290,002 in January 1996 which was offset in part by net income of $230,173 and depreciation of $47,745 which provided an increase in cash of $277,918.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995

Base rent decreased $10,529 or 4% from the previous year. Although additional rental revenue came from rent increases from existing tenants, in the prior year, the Partnership received rent from land that was purchased in February 1995 and sold in November 1995. Total rental revenue that was recognized in the first quarter of 1995 from this land was $17,000.

Operating expenses increased by $9,947 from the three month ended March 31, 1995 to the three months ended March 31, 1996. The net increase was primarily due to the $9,400 increase in bad debt expense. Bad debt expense increased $4,994 due to the non-payment by Toddle House Restaurants of January rents and 1995 property tax reimbursements that were billed in 1996. Toddle House Restaurants, which is currently in Chapter 11 Bankruptcy, began paying monthly rents of $3,168 again in February 1996. Bad debt expense also increased $4,406 in the anticipation of not collecting certain rents from Ponderosa Restaurant which has vacated its premises. Other expenses and other income varied very little between the two accounting periods, except depreciation expense which decreased due to the sale of the Children's

World building in 1995.

Net income decreased $102,928 during the first quarter in 1996, primarily due to a $99,141 gain on the sale of the Children's World property in 1995. Without the Children's World sale the net income of the Partnership would have decreased by $3,787 for the three months ended March 31, 1996 when compared to the same period a year ago.

Management does not expect inflation to significantly impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases, Consumer Price Index adjustments, or by participating in a percentage of the gross sales volume of the tenant. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the income should increase as operating expenses increase due to inflation.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q that are not historical fact and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwardlooking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Partnership to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risk, uncertainties and other factors include, but are not limited to, the following risks:

Economic Performance and Value of Properties Dependent on Many Factors. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or a reductions in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs.

Dependence on Rental Income from Real Property. Since substantially all of the Partnership's income is derived from rental income from real property, the Partnership's income and funds for distribution would be adversely affected if a significant number of the Partnership's tenants were unable to meet their obligations to the Partnership or if the Partnership were unable to lease a significant amount of space in its buildings on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Partnership will be able to re-lease space on economically advantageous terms.

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Partnership to vary its portfolio promptly in response to changes in economic or other conditions.

Risk of Bankruptcy of Major Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the

Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

Environmental Risks. Under various federal, state and local laws, ordinances and regulations, the Partnership may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property or disposed of by it, as well as certain other potential costs which could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). Such liability may be imposed whether or not the Partnership knew of, or was responsible for, the presence of such hazardous toxic substances.

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K
          (a) Exhibits: 27.1 - Financial Data Schedule
          (b) Reports on Form 8-K
               The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 10, 1996            EXCEL PROPERTIES, LTD.
                               (Registrant)

                               Excel Realty Trust, Inc.
                               (General Partner)



                               By:  /s/ Gary B. Sabin
                                    Gary B. Sabin,  President


                               By:  /s/ David A. Lund
                                    David A. Lund, Principal Financial Officer