Form 10-Q
period 1996-06-30
EXCEL PROPERTIES LTD
filed 1996-08-12
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:                                  Commission File Number:
    JUNE 30, 1996                                               33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                           87-0426335
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


     16955 VIA DEL CAMPO, SUITE 110          SAN DIEGO, CALIFORNIA  92127
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

                      (1)  Yes    X         No
                              ---------       ---------
                      (2)  Yes    X         No
                              ---------       ---------

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              June 30, 1996 (Unaudited)
              December 31, 1995 .......................................     3

           Statements of Income
              Three Months Ended June 30, 1996 (Unaudited)
              Three Months Ended June 30, 1995 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1995 (Unaudited)...............     4

           Statements of Changes in Partners' Equity
              Six Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1995 (Unaudited)...............     5

           Statements of Cash Flows
              Six Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1995 (Unaudited)...............     6

           Notes to Financial Statements...............................     7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................    11


PART II.  OTHER INFORMATION............................................    15

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------

                                                                 JUNE 30,
                                                                   1996            DECEMBER 31,
                                                               (UNAUDITED)            1995
                                                               -----------         ------------
                                              ASSETS

Real estate:
    Land                                                       $  3,511,906         $  3,822,602
    Buildings                                                     5,503,291            6,015,835
    Less:  accumulated depreciation                              (1,386,326)          (1,423,718)
                                                               ------------         ------------
       Net real estate                                            7,628,871            8,414,719

Cash                                                              1,276,494            1,817,201
Accounts receivable, less allowance for bad debts of
    $136,407 and $51,595 in 1996 and 1995, respectively                 362              165,083
Notes receivable                                                  1,012,539            1,015,672
Interest receivable                                                   5,168                5,192
                                                               ------------         ------------

    Total assets                                               $  9,923,434         $ 11,417,867
                                                               ============         ============


                                 LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                              $        948         $        867
       Other                                                          3,315                3,169
    Property taxes payable                                            4,666                  939
    Tenant security deposits                                          5,000                5,000
    Deferred rental income                                           19,962               40,238
                                                               ------------         ------------
       Total liabilities                                             33,891               50,213
                                                               ------------         ------------


Partners' Equity:
    General partner's equity                                         12,765                8,691
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1996 and 1995,
      respectively                                                9,876,778           11,358,963
                                                               ------------         ------------
       Total partners' equity                                     9,889,543           11,367,654
                                                               ------------         ------------

       Total liabilities and partners' equity                  $  9,923,434         $ 11,417,867
                                                               ============         ============

                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                            -------------------------     --------------------------
                                              1996            1995          1996             1995
                                            ---------       ---------      ---------       ---------
Revenue:
    Base rent                               $ 247,696       $ 292,612      $ 514,315       $ 569,760
    Percentage rents                               --              --             --           1,458
                                            ---------       ---------      ---------       ---------

       Total revenue                          247,696         292,612        514,315         571,218
                                            ---------       ---------      ---------       ---------

Operating Expenses:
    Accounting and legal                       12,879           3,939         21,776          14,259
    Administrative                              2,700           2,700          5,400           5,400
    Bad debts                                  67,763          13,637         84,813          21,287
    Management fees                             2,072           2,397          4,449           4,872
    Office expenses                             3,479           4,138          8,410           7,001
    Property taxes                             (6,100)             --         (6,100)             --
    Depreciation                               43,677          47,745         91,422          98,207
                                            ---------       ---------      ---------       ---------

       Total operating expenses               126,470          74,556        210,170         151,026
                                            ---------       ---------      ---------       ---------

       Operating income                       121,226         218,056        304,145         420,192

Interest income                                53,730          27,004        100,984          58,828
                                            ---------       ---------      ---------       ---------

       Income before real estate sales        174,956         245,060        405,129         479,020

Gain - sale of real estate                    206,761              --        206,761          99,141
                                            ---------       ---------      ---------       ---------

       Net income                           $ 381,717       $ 245,060      $ 611,890       $ 578,161
                                            =========       =========      =========       =========



Net income allocated to:
    General partner                         $  22,195       $   2,928      $  24,974       $   6,764
    Limited partners                          359,522         242,132        586,916         571,397
                                            ---------       ---------      ---------       ---------

       Total                                $ 381,717       $ 245,060      $ 611,890       $ 578,161
                                            =========       =========      =========       =========


Net income per weighted average
  limited partnership unit                  $    2.66       $    1.78      $    4.34       $    4.22
                                            =========       =========      =========       =========

                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                 -------------------------------------
                                     1996                     1995
                                 ------------             ------------
Balance at January 1             $ 11,367,654             $ 11,059,577
Net income                            611,890                  578,161
Partner distributions              (2,090,001)                (584,058)
                                 ------------             ------------
Balance at June 30               $  9,889,543             $ 11,053,680
                                 ============             ============

                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            1996                1995
                                                                         -----------         -----------
Cash flows from operating activities:
    Net income                                                           $   611,890         $   578,161
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                                        91,422              98,207
          Allowance for doubtful accounts                                     84,812              21,288
          Gain on sale of real estate                                       (206,761)            (99,141)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                 79,909             (57,160)
          Interest receivable                                                     24                  23
        Increase (decrease) in liabilities:
          Accounts payable                                                       227                 657
          Property taxes payable                                               3,727              (5,835)
          Deferred rental income                                             (20,276)            (28,887)
                                                                         -----------         -----------

                 Net cash provided by operating activities                   644,974             507,313
                                                                         -----------         -----------


Cash flows from investing activities:
    Proceeds from real estate sales                                          901,187           1,106,291
    Real estate purchased                                                         --          (1,410,233)
    Collection of notes receivable                                             3,133               3,102
                                                                         -----------         -----------


                 Net cash provided (used) in investing activities            904,320            (300,840)
                                                                         -----------         -----------


Cash flows from financing activities:
    Cash distributions                                                    (2,090,001)           (584,058)
                                                                         -----------         -----------

                 Net cash used by financing activities                    (2,090,001)           (584,058)
                                                                         -----------         -----------

                 Net decrease in cash                                       (540,707)           (377,585)

Cash at January 1                                                          1,817,201             641,053
                                                                         -----------         -----------

Cash at June 30                                                          $ 1,276,494         $   263,468
                                                                         ===========         ===========

                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. Certain reclassifications have been made to the financial statements for the six months ended June 30, 1995 in order to conform with the current period's presentation. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1995 Form 10-K.

      ORGANIZATION

      Excel Properties, Ltd. was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

      OFFERING COSTS

      Offering costs and selling expenses were charged to the limited partners' capital accounts as limited partners' interests were sold.

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

      CASH DEPOSITS

      At June 30, 1996, the carrying amount of the Partnership's cash deposits total $1,276,494. The bank balances are $1,325,477 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the six months ended June 30, 1996 or 1995. Also, the Partnership had no noncash investing or financing transactions for the six months ended June 30, 1996 or 1995.


Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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



 2.   FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees:

                                                      Six Months Ended
                                                           June 30,
                                                   ----------------------
                                                     1996           1995
                                                   -------        -------
      Management fees                              $ 4,449        $ 4,872
      Administrative fees                            5,400          5,400
      Accounting                                    12,840         11,640


Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


3.    NOTES RECEIVABLE

      The Partnership had the following notes receivable at June 30, 1996 and December 31, 1995:

                                                                                  1996           1995
                                                                               ----------     ----------
      Note from sale of building, receipts of $1,390 per month
      at 9% interest.  Secured by building sold.  Due July 1997.               $  141,533     $  143,455

      Note from sale of building, interest only receipts of
      $5,366 per month at 8.5% interest.  Secured by building
      sold.  Due November 2003.                                                   757,500        757,500

      Note from sale of building, receipts of $1,004 per month
      at 8% interest.  Secured by building sold.  Due December
      2001.                                                                       113,506        114,717
                                                                               ----------     ----------

                  Total notes receivable                                       $1,012,539     $1,015,672
                                                                               ==========     ==========


4.    MINIMUM FUTURE RENTALS

      The Partnership leases single-tenant buildings to tenants under noncancelable operating leases requiring the greater of fixed or percentage rents. The leases are either: (1) triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities, or (2) requiring the tenant to reimburse the Partnership for substantially all of the tenant's share of real estate taxes and other common area maintenance expenses.

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
                  1996, remaining six months                  $   470,060
                  1997                                            939,854
                  1998                                            931,135
                  1999                                            906,166
                  2000                                            845,173
                  Thereafter                                    3,243,670


Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


5.    SALE OF PROPERTY

      On April 10, 1996, the Partnership sold two buildings in Coon Rapids, Minnesota that were on lease to Kentucky Fried Chicken and Wendy's. The sales price for the two buildings, which were sold together, was $925,000 less $23,813 in selling expenses. The Partnership recognized a gain of $206,761 on the sale.

      On February 17, 1995, the Partnership sold a building in Phoenix, Arizona that was on lease to Childrens World. The sales price was $1,135,000 less $28,709 in selling expenses. The Partnership recognized a gain of $99,141 on the sale. The proceeds from the sale were used to acquired another real estate asset as described in Note 6.


6.   PURCHASE OF PROPERTY

      On March 10, 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year. The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in the fourth quarter of 1995 and a gain of $351,152 was recognized. The Partnership still has a 39% undivided interest in the remaining two parcels of land. No real estate purchases were made in the first six months of 1996.

                             EXCEL PROPERTIES, LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns eighteen properties. The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

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

Properties have been acquired free and clear of liens and encumbrances. The Partnership may seek to finance one or more of the properties and distribute the financing proceeds to the partners, but only if the financing proceeds equal or exceed 100% of the Partnership's capital invested in the property or properties (including a prorata amount of the Partnership's public offering selling commissions and organization expenses). To date, no properties owned by the Partnership have been the subject of any mortgage financing, therefore, at the present time, all properties remain free and clear from any mortgage loan, lien or encumbrance.

The principal investment objectives of the Partnership are to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations including property sales, some of which may be a return of capital for tax purposes rather than taxable income, (3) distributions of cash from property financing, and (4) realization of long-term appreciation in value of the properties.

The general partners have purchased properties they believe meet certain minimum investment standards and that are most likely to accomplish the investment objectives of the Partnership. Properties were acquired through arms-length negotiations with third parties.

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $1,276,494 in cash at June 30, 1996, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In July 1996, the Partnership distributed accumulated cash to the partners in the amount of $1,100,000. The Partnership has no debt, and currently has monthly income of approximately $75,000 from rental income. Management anticipates that income should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1996 will continue to come from the rental of the real estate properties currently owned. The Partnership may also, from time to time, sell certain properties which would provide additional cash for distribution. Management anticipates that rental income will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or income were to decrease, the Partnership would decrease the quarterly distributions to the limited partners.

The cash of the Partnership decreased by $540,707 at June 30, 1996 when compared to December 31, 1995. This decrease was partly due to the payment of $2,090,001 in distributions to the partners. The Partnership did collect $901,187 from the sale of two properties in April 1996 and a decrease in net accounts receivable of $164,721 was also a source of cash. Included in the change in accounts receivable was $156,000 that was due from a property sale in 1995 that was collected in January 1996. Net income before property sales of $405,129 and depreciation of $91,422 also provided an increase in cash of $496,551.

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

Comparison of the three months ended June 30, 1996 to the three months ended June 30, 1995

Base rent decreased $44,916 or 15% from the previous year. Additional rental revenue came from rent increases of $2,641 per month from several Kinder Care properties beginning January 1, 1996. However, rental revenue decreased by $35,507 due to rent from land that was purchased in February 1995 and sold in November 1995. In addition, the Partnership was receiving $7,800 per month from the Kentucky Fried Chicken and Wendy's buildings that were sold in April of 1996.

Operating expenses increased by $51,914 from the three months ended June 30, 1995 to the three months ended March 31, 1996. The net increase was primarily due to a $54,126 increase in bad debt expense. The Partnership wrote off $23,894 due to the non-payment of rent and finance charges by Toddle House Restaurants. Toddle House Restaurants, which is currently in Chapter 11 Bankruptcy, began paying monthly rents of $2,916 again in February 1996. Most of the $23,894 in bad debt expense came from $13,142 in uncollected finance charges on the account balance for Toddle House Restaurants. Bad debt expense also increased $43,779 in the anticipation of not collecting certain rents from Ponderosa Restaurant which has vacated its premises. Other expenses varied very little between the two accounting periods, except depreciation expense which decreased due to the sale of the Children's World building in 1995 and the Kentucky Fried Chicken and Wendy's buildings in April 1996.

Interest income increased $26,726 or 99% in 1996 over 1995 due to the additional finance charges on amounts uncollected from Toddle House Restaurants and Ponderosa Restaurant. In addition, the Partnership earned interest in the current quarter on the proceeds of $901,187 from the sale of the two properties. The sale happened in April 1996 but the funds were not distributed to the partners until July 1996.

Net income increased $136,657 in the second quarter of 1996 over 1995, primarily due to a $206,761 gain on the sale of the Kentucky Fried Chicken and Wendy's properties in 1996. Without the property sales the net income of the Partnership would have decreased by $70,104 for the three months ended June 30, 1996 when compared to the same period a year ago.

Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995

Base rent decreased $55,445 or 10% from the previous year. Additional rental revenue came from rent increases of $2,641 per month from several Kinder Care properties beginning January 1, 1996. However, rental revenue decreased by $52,507 due to rent from land that was purchased in February 1995 and sold in November 1995. In addition, the Partnership was receiving $7,800 per month from the Kentucky Fried Chicken and Wendy's buildings that were sold in April of 1996.

Operating expenses increased by $59,144 from the six months ended June 30, 1995 to the six months ended March 31, 1996. The net increase was primarily due to a $63,526 increase in bad debt expense. The amount represents the amount reserved for the collectability of rents from Toddle House Restaurants and Ponderosa Restaurant. Toddle House Restaurants, which is currently in Chapter 11 Bankruptcy, and Ponderosa Restaurant were mentioned above. Other expenses varied very little between the two accounting periods, except depreciation expense which decreased due to the sale of the Children's World building in 1995 and the Kentucky Fried Chicken and Wendy's buildings in April 1996.

Interest income increased $42,156 or 72% in 1996 over 1995 due to the additional finance charges on amounts uncollected from Toddle House Restaurants and Ponderosa Restaurant. In addition, the Partnership earned interest in the current period on the sales proceeds from several properties before the funds were distributed to the partners.

Net income increased $33,729 in 1996 over 1995, primarily due to a $206,761 gain on the sale of the Kentucky Fried Chicken and Wendy's properties in 1996 less the $99,141 gain of the Children's World property in 1995. Without the property sales the net income of the Partnership would have decreased by $73,891 for the six months ended June 30, 1996 when compared to the same period a year ago.

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

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q that are not historical fact and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Partnership to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risk, uncertainties and other factors include, but are not limited to, the following risks:

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

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits: 27.1 - Financial Data Schedule

          (b) Reports on Form 8-K

              The Partnership filed no reports on Form 8-K during the quarter ended June 30, 1996.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 9, 1996        EXCEL PROPERTIES, LTD.
                             (Registrant)

                             Excel Realty Trust, Inc.
                             (General Partner)



                             By:  /s/ Gary B. Sabin
                                  -------------------------
                                  Gary B. Sabin,  President


                             By:  /s/ David A. Lund
                                  -------------------------
                                  David A. Lund, Principal Financial Officer