Form 10-Q
period 1996-09-30
EXCEL PROPERTIES LTD
filed 1996-11-12
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:                              Commission File Number:

       SEPTEMBER 30, 1996                                        33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                       87-0426335
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      (1)  Yes    X         No

                      (2)  Yes    X         No

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              September 30, 1996 (Unaudited)
              December 31, 1995 ...........................................    3

           Statements of Income
              Three Months Ended September 30, 1996 (Unaudited)
              Three Months Ended September 30, 1995 (Unaudited)
              Nine Months Ended September 30, 1996 (Unaudited)
              Nine Months Ended September 30, 1995 (Unaudited) ............    4

           Statements of Changes in Partners' Equity
              Nine Months Ended September 30, 1996 (Unaudited)
              Nine Months Ended September 30, 1995 (Unaudited) ............    5

           Statements of Cash Flows
              Nine Months Ended September 30, 1996 (Unaudited)
              Nine Months Ended September 30, 1995 (Unaudited) ............    6

           Notes to Financial Statements ..................................    7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................   10


PART II.  OTHER INFORMATION ...............................................   13

                                        EXCEL PROPERTIES, LTD.

                                            BALANCE SHEETS

                                              ----------


                                                                            SEPTEMBER 30,
                                                                                 1996        DECEMBER 31,
                                                                             (UNAUDITED)        1995
                                                                             -----------     ------------

                                                      ASSETS

Real estate:
    Land                                                                    $  3,511,906    $  3,822,602
    Buildings                                                                  5,503,291       6,015,835
    Less:  accumulated depreciation                                           (1,430,003)     (1,423,718)
                                                                            ------------    ------------
       Net real estate                                                         7,585,194       8,414,719

Cash                                                                             478,725       1,817,201
Accounts receivable, less allowance for bad debts of
    $181,019 and $51,595 in 1996 and 1995, respectively                              541         165,083
Notes receivable                                                               1,011,050       1,015,672
Interest receivable                                                                5,256           5,192
                                                                            ------------    ------------

    Total assets                                                            $  9,080,766    $ 11,417,867
                                                                            ============    ============


                                         LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                                           $        953    $        867
       Other                                                                       5,080           3,169
    Property taxes payable                                                         9,595             939
    Tenant security deposits                                                       5,000           5,000
    Deferred rental income                                                        43,050          40,238
                                                                            ------------    ------------
       Total liabilities                                                          63,678          50,213
                                                                            ------------    ------------


Partners' Equity:
    General partner's equity                                                       4,498           8,691
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1996 and 1995,
      respectively                                                             9,012,590      11,358,963
                                                                            ------------    ------------
       Total partners' equity                                                  9,017,088      11,367,654
                                                                            ------------    ------------

       Total liabilities and partners' equity                               $  9,080,766    $ 11,417,867
                                                                            ============    ============




                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------------            -------------------
                                                   1996          1995            1996           1995
                                                   ----          ----            ----           ----
Revenue:
    Base rent                                    $250,142       $299,422       $764,457       $869,182
    Percentage rents                               44,344         36,994         44,344         38,452
                                                 --------       --------       --------       --------

       Total revenue                              294,486        336,416        808,801        907,634
                                                 --------       --------       --------       --------

Operating Expenses:
    Accounting and legal                           10,372          2,331         32,148         16,590
    Administrative                                  2,700          2,700          8,100          8,100
    Bad debts                                      44,612         13,973        129,425         35,260
    Management fees                                 2,870          2,950          7,319          7,822
    Office expenses                                 1,455          1,431          9,865          8,432
    Property taxes                                  6,100             --             --             --
    Depreciation                                   43,677         47,744        135,099        145,951
                                                 --------       --------       --------       --------

       Total operating expenses                   111,786         71,129        321,956        222,155
                                                 --------       --------       --------       --------

       Operating income                           182,700        265,287        486,845        685,479

Interest income                                    46,900         28,562        147,884         87,390
                                                 --------       --------       --------       --------

       Net income before real estate sales        229,600        293,849        634,729        772,869

Gain - sale of real estate                             --             --        206,761         99,141
                                                 --------       --------       --------       --------

       Net income                                $229,600       $293,849       $841,490       $872,010
                                                 ========       ========       ========       ========



Net income allocated to:
    General partner                              $  2,733       $  3,416       $ 27,707       $ 10,180
    Limited partners                              226,867        290,433        813,783        861,830
                                                 --------       --------       --------       --------

       Total                                     $229,600       $293,849       $841,490       $872,010
                                                 ========       ========       ========       ========


Net income per weighted average
  limited partnership unit                       $   1.68       $   2.15       $   6.01       $   6.37
                                                 ========       ========       ========       ========


                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------



                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  -------------------------
                                                  1996                 1995
                                                  ----                 ----
Balance at January 1                        $ 11,367,654           $ 11,059,577
Net income                                       841,490                872,010
Partner distributions                         (3,192,056)              (874,058)
                                            ------------           ------------
Balance at September 30                     $  9,017,088           $ 11,057,529
                                            ============           ============



                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             -----------------------
                                                                             1996               1995
                                                                             ----               ----
Cash flows from operating activities:
    Net income                                                          $   841,490        $   872,010
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                                      135,099            145,951
          Allowance for doubtful accounts                                   129,425             35,260
          Gain on sale of real estate                                      (206,761)           (99,141)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                35,117           (112,606)
          Interest receivable                                                   (64)                34
        Increase (decrease) in liabilities:
          Accounts payable                                                    1,997                724
          Property taxes payable                                              8,656              3,915
          Deferred rental income                                              2,812            (18,417)
                                                                        -----------        -----------

                 Net cash provided by operating activities                  947,771            827,730
                                                                        -----------        -----------

Cash flows from investing activities:
    Proceeds from real estate sales                                         901,187          1,106,291
    Real estate purchased                                                      --           (1,410,233)
    Collection of notes receivable                                            4,622              4,704
                                                                        -----------        -----------

                 Net cash provided (used) in investing activities           905,809           (299,238)
                                                                        -----------        -----------

Cash flows from financing activities:
    Cash distributions                                                   (3,192,056)          (874,058)
                                                                        -----------        -----------

                 Net cash used by financing activities                   (3,192,056)          (874,058)
                                                                        -----------        -----------

                 Net decrease in cash                                    (1,338,476)          (345,566)

Cash at January 1                                                         1,817,201            641,053
                                                                        -----------        -----------

Cash at September 30                                                    $   478,725        $   295,487
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

                             EXCEL PROPERTIES, LTD.


                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------



 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. Certain reclassifications have been made to the financial statements for the nine months ended September 30, 1995 in order to conform with the current period's presentation. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1995 Form 10-K.

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

      CASH DEPOSITS

      At September 30, 1996, the carrying amount of the Partnership's cash deposits total $478,725. The bank balances are $535,331 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the nine months ended September 30, 1996 or 1995. Also, the Partnership had no noncash investing or financing transactions for the nine months ended September 30, 1996 or 1995.

      INCOME TAXES

      The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.

      ACCOUNTS RECEIVABLE

      All net accounts receivable are deemed to be collectible within the next 12 months.

Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

 2.   FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees:


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                      1996                1995
                                                      ----                ----

Management fees                                     $ 7,319              $ 7,822
Administrative fees                                   8,100                8,100
Accounting                                           14,460               13,260


 3.   NOTES RECEIVABLE

      The Partnership had the following notes receivable at September 30, 1996 and December 31, 1995:


                                                                     1996             1995
                                                                     ----             ----
Note from sale of building, receipts of $1,390 per month
at 9% interest.  Secured by building sold.  Due July 1997.       $  140,540       $  143,455

Note from sale of building, interest only receipts of
$5,366 per month at 8.5% interest.  Secured by building
sold.  Due November 2003.                                           757,500          757,500

Note from sale of building, receipts of $1,004 per month
at 8% interest.  Secured by building sold.  Due December
2001.                                                               113,010          114,717
                                                                 ----------       ----------

            Total notes receivable                               $1,011,050       $1,015,672
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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:


           YEAR ENDING DECEMBER 31,
           ------------------------

                  1996, remaining three months              $   253,404
                  1997                                        1,029,179
                  1998                                        1,020,460
                  1999                                          995,491
                  2000                                          934,498
                  Thereafter                                  3,740,480


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

 6.  PURCHASE OF PROPERTY

      On March 10, 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year. The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in the fourth quarter of 1995 and a gain of $351,152 was recognized. The Partnership still has a 39% undivided interest in the remaining two parcels of land. No real estate purchases were made in the first nine months of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $478,725 in cash at September 30, 1996, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In October 1996, the Partnership distributed accumulated cash to the partners in the amount of $240,000. The Partnership has no debt, and currently has monthly income of approximately $75,000 from rental income. Management anticipates that income should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

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

The cash of the Partnership decreased by $1,338,476 at September 30, 1996 when compared to December 31, 1995. This decrease was partly due to the payment of $3,192,056 in distributions to the partners. The Partnership did collect $901,187 from the sale of two properties in April 1996 and a decrease in net accounts receivable of $164,542 was also a source of cash. Included in the change in accounts receivable was $156,000 that was due from a property sale in 1995 that was collected in January 1996. Net income before property sales of $634,729 and depreciation of $135,099 also provided an increase in cash of $769,828.

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

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995

Base rent decreased $49,280 or 16% from the previous year. Additional rental revenue came from rent increases of $2,641 per month from several Kinder Care properties beginning January 1, 1996. However, rental revenue decreased by $42,307 due to rent from land that was purchased in February 1995 and sold in November 1995. In addition, the Partnership was receiving $7,800 per month from the Kentucky Fried Chicken and Wendy's buildings that were sold in April 1996.

Operating expenses increased by $40,657 from the three months ended September 30, 1995 to the three months ended September 30, 1996. The net increase was primarily due to a $30,639 increase in bad debt expense. Bad debts for the quarter was $44,612 of which $21,159 related to the non-payment of rent and finance charges by Toddle House Restaurants. Toddle House Restaurants is currently in Chapter 11 Bankruptcy and has stopped paying monthly rents. The remaining $23,453 related to Ponderosa Restaurant which has vacated its premises. Accounting and legal expense increased $8,041 in 1996 due primarily to legal fees related to the Ponderosa and Toddle House Restaurants. Other expenses varied very little between the two accounting periods, except depreciation expense which decreased due to the sale of the Kentucky Fried Chicken and Wendy's buildings in April 1996.

Interest income increased $18,338 or 64% in 1996 over 1995 primarily due to the additional finance charges on amounts uncollected from Toddle House Restaurants and Ponderosa Restaurant.

Net income decreased $64,249 in the third quarter of 1996 over 1995, primarily due to the sale of the Kentucky Fried Chicken and Wendy's properties in April 1996, and the sale of land in November 1995.

Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995

Base rent decreased $104,725 or 12% from the previous year. Additional rental revenue came from rent increases of $2,641 per month from several Kinder Care properties beginning January 1, 1996. However, rental revenue decreased by $94,814 due to rent from land that was purchased in February 1995 and sold in November 1995. In addition, the Partnership was receiving $7,800 per month from the Kentucky Fried Chicken and Wendy's buildings that were sold in April of 1996.

Operating expenses increased by $99,801 from the nine months ended September 30, 1995 to the nine months ended September 30, 1996. The net increase was primarily due to a $94,165 increase in bad debt expense. The amount represents the amount reserved for the collectability of rents from Toddle House Restaurants and Ponderosa Restaurant. Toddle House Restaurants, which is currently in Chapter 11 Bankruptcy, and Ponderosa Restaurant were mentioned above. Accounting and legal expenses increased $15,558 primarily due to legal expenses related to the Ponderosa and Toddle House Restaurants. Other expenses varied very little between the two accounting periods, except depreciation expense which decreased due to the sale of the Children's World building in 1995 and the Kentucky Fried Chicken and Wendy's buildings in April 1996.

Interest income increased $60,494 or 69% in 1996 over 1995 due to the additional finance charges on amounts uncollected from Toddle House Restaurants and Ponderosa Restaurant. In addition, the Partnership earned interest in the current period on the sales proceeds from several properties before the funds were distributed to the partners.

Net income decreased $30,520 in 1996 over 1995, primarily due to the sale of the Kentucky Fried Chicken and Wendy's properties in April 1996, and the sale of land in November 1995. The total decrease in net income from these sales were partly offset by gains from real estate sales which increased from $99,141 in 1995 to $206,761 in 1996.

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

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-Q are not historical fact and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Partnership to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risk, uncertainties and other factors include, but are not limited to, the following risks:

Economic Performance and Value of Properties Dependent on Many Factors. Real property investments are subject to varying degrees of risk. The economic performance and values of real estate can be affected by many factors, including changes in the national, regional and local economic climates, local conditions such as an oversupply of space or reductions in demand for real estate in the area, the attractiveness of the properties to tenants, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and increased operating costs.

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

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits: 27.1 - Financial Data Schedule
       (b) Reports on Form 8-K
            The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1996.


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 8, 1996           EXCEL PROPERTIES, LTD.
                                  (Registrant)


                                  Excel Realty Trust, Inc.
                                  (General Partner)


                                  By: /s/ Gary B. Sabin
                                      --------------------------------------
                                      Gary B. Sabin, President


                                  By: /s/ David A. Lund
                                    ----------------------------------------
                                      David A. Lund, Principal Financial Officer