Form 10-K/A
period 1995-12-31
EXCEL PROPERTIES LTD
filed 1997-02-03
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                           FORM 10-K/A AMENDMENT NO. 1
                   ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934





     For the Fiscal Year Ended:              Commission File Number:
        DECEMBER 31, 1995                            33-2320
     -------------------------                       -------


                             EXCEL PROPERTIES, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                                87-0426335
      -------------------------------                 ---------------------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification Number)


           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
           ----------------------------------------------------------
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (619) 485-9400
                                                     --------------

ITEM 2.  PROPERTIES

     The Partnership presently owns twenty properties as follows:

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

PART II


ITEM 6.  SELECTED FINANCIAL DATA

     The following information has been selected from the financial statements of the Partnership.



INCOME STATEMENT DATA
---------------------
                                                1995          1994           1993          1992          1991
                                             -----------   -----------    -----------   -----------   -----------
Total rental revenue                         $ 1,185,371   $ 1,145,656    $ 1,226,545   $ 1,225,912   $ 1,242,524

Operating expenses:
  Property operating expenses                     63,761        (2,438)        56,091        57,054       167,542
  General and administrative                      36,972        43,955         50,845        51,119        56,687
  Depreciation                                   193,696       212,716        227,306       230,087       234,383

Gain (loss) on sale
    of real estate                               450,293            --        273,251       (17,325)       26,767

  Net operating income                         1,341,235       891,423      1,119,609       870,601       810,679

Interest income                                  129,399       112,772         41,354        25,550        26,906

Net income                                     1,470,634     1,004,195      1,210,413       896,151       841,707

Per Unit Data:
  Net income                                       10.77          7.33           8.82          6.52          6.12
  Distributions                                     8.50          8.90           8.37          8.16          8.98



BALANCE SHEET DATA
------------------

Net real estate                                8,414,719     9,451,413      9,664,128    10,649,877    11,048,449
Cash                                           1,817,201       641,053        626,726       483,003       395,493
Accounts receivable, net                         165,083        19,135         44,029        15,369        35,211
Total assets                                  11,417,867    11,138,851     11,367,996    11,303,070    11,480,497

Total liabilities                                 50,213        79,274         61,722        57,588         5,484
Partners' equity                              11,367,654    11,059,577     11,306,274    11,245,482    11,475,013


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


     In February 1995, the Partnership sold a building in Phoenix, Arizona that was on lease to Childrens World. The sales price was $1,135,000 less $28,729 in selling expenses. The Partnership recognized a $99,141 gain on the sale. In November 1995, the Partnership sold for $1,566,264, part of the ground that had been purchased in February 1995. Prior to the Partnership's acquisition, there were no operations relating to this ground. The Partnership recognized a $351,152 gain on the sale. In 1994, there were no gains or losses on the sale of real estate.

     The following unaudited Pro Forma Condensed Statements of Income has been presented as if these transactions had occurred on January 1, 1995. The unaudited Pro Forma Condensed Statements of Income should be read in conjunction with the audited financial statements included elsewhere herein. In management's opinion, all adjustments necessary to reflect these transactions have veen made. The unaudited Pro Forma Condensed Statements of Income are not necessarily indicative of what actual results of operations of the partnership would have been had this transaction actually occurred as of January 1, 1995 nor do they purport to represent the results of operations of the Partnership for future periods.


                                     For the Year Ended December 31, 1995
                                 -----------------------------------------------
                                                  Pro Forma         Company
                                 Historical      Adjustments        Pro Forma
                                 ----------      -----------        ---------

Revenue:                         $ 1,185,371     $  (128,829)       $ 1,056,542
Operating Expenses:                  294,429          (2,717)           291,712
Interest Income:                     129,399              --            129,399
Gain on Sale of Real Estate:         450,293              --            450,293
                                 -----------     ------------       -----------
Net Income:                      $ 1,470,634     $  (126,112)       $ 1,344,522
                                 ===========      ===========       ===========

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

RECENT ACCOUNTING PRONOUNCMENTS


     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company intends to adopt FAS 121 in 1996. The financial statement impact of adopting FAS 121 is not expected to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Partnership is filing as part of this report, its financial statements which contain the following:


                                                                          Page
                                                                          ----
    1)  Report of Independent Accountants                                 F-2
    2)  Balance Sheets
          December 31, 1995 and 1994                                      F-3
    3)  Statements of Income
          Years Ended December 31, 1995, 1994 and 1993                    F-4
    4)  Statements of Changes in Partners' Equity
          Years Ended December 31, 1995, 1994 and 1993                    F-5
    5)  Statements of Cash Flows
          Years Ended December 31, 1995, 1994 and 1993                    F-6
    6)  Notes to Financial Statements                                     F-7
    7)  Financial Statement Schedules:
          II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1995, 1994 and 1993            F-11
          III - Real Estate and Accumulated Depreciation
                  December 31, 1995                                       F-12

                                   SIGNATURES


    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: January 30, 1997           Excel Properties, Ltd.
                                  (Registrant)

                                    Excel Realty Trust, Inc.
                                    (General Partner)



                                    By:   /s/ David A. Lund
                                       ------------------------------
                                       David A. Lund
                                       Principal Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
1.   FINANCIAL STATEMENTS:

           Report of Independent Accountants - Squire & Co. ............... F-2

           Balance Sheets
              December 31, 1995 and 1994................................... F-3

           Statements of Income
              Years Ended December 31, 1995, 1994 and 1993................. F-4

           Statements of Changes in Partners' Equity
              Years Ended December 31, 1995, 1994 and 1993................. F-5

           Statements of Cash Flows
              Years Ended December 31, 1995, 1994 and 1993................. F-6

           Notes to Financial Statements................................... F-7


2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule II - Valuation and Qualifying Accounts
              Years Ended December 31, 1995, 1994 and 1993................. F-11

           Schedule III - Real Estate and Accumulated Depreciation
              December 31, 1995...........................................  F-12

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

SQUIRE & CO.

February 9, 1996
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                                   ----------



                                                                   1995                 1994
                                                               ------------        ------------
                                     ASSETS
Real estate:
    Land                                                       $  3,822,602        $  4,114,928
    Buildings                                                     6,015,835           6,700,552
    Less:  accumulated depreciation                              (1,423,718)         (1,364,067)
                                                               ------------        ------------
       Net real estate                                            8,414,719           9,451,413

Cash                                                              1,817,201             641,053
Accounts receivable, less allowance for bad debts of
    $51,595 and $978 in 1995 and 1994, respectively                 165,083              19,135
Notes receivable                                                  1,015,672           1,022,012
Interest receivable                                                   5,192               5,238
                                                               ------------        ------------

    Total assets                                               $ 11,417,867        $ 11,138,851
                                                               ============        ============


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                              $        867       $         988
       Other                                                          3,169               2,480
    Property taxes payable                                              939               8,776
    Tenant security deposits                                          5,000               5,000
    Deferred rental income                                           40,238              62,030
                                                               ------------        ------------
       Total liabilities                                             50,213              79,274
                                                               ------------        ------------


Partners' Equity:
    General partner's equity                                          8,691               5,000
    Limited partners' equity, 235,308 units
       authorized, 135,299 and 135,319 units
       issued and outstanding in 1995 and
       1994, respectively                                        11,358,963          11,054,577
                                                               ------------        ------------
       Total partners' equity                                    11,367,654          11,059,577
                                                               ------------        ------------

       Total liabilities and partners' equity                  $ 11,417,867        $ 11,138,851
                                                               ============        ============

                             EXCEL PROPERTIES, LTD.


                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   ----------



                                         1995              1994                1993
                                      -----------       -----------        -----------
Revenue:
    Base rent                         $ 1,146,919       $ 1,098,571        $ 1,180,629
    Percentage rents                       38,452            47,085             45,916
                                      -----------       -----------        -----------

       Total revenue                    1,185,371         1,145,656          1,226,545
                                      -----------       -----------        -----------

Operating Expenses:
    Depreciation                          193,696           212,716            227,306
    Accounting and legal                   18,969            25,355             27,307
    Administrative                         10,800            10,800             10,800
    Bad debts                              50,617           (16,640)            25,562
    Management fees                        10,186            11,959             12,166
    Miscellaneous                           2,536             2,129                945
    Office expenses                         7,203             7,800              9,233
    Property taxes                           --                 114             14,439
    Rent guarantees                          --                --                  333
    Repairs and maintenance                   422              --                2,606
    Utilities                                --                --                   40
                                      -----------       -----------        -----------

       Total operating expenses           294,429           254,233            330,737
                                      -----------       -----------        -----------

Gain - sale of real estate                450,293              --              273,251
                                      -----------       -----------        -----------
       Net Operating income             1,341,235           891,423          1,169,059

Interest income                           129,399           112,772             41,354
                                      -----------       -----------        -----------

       Net income                     $ 1,470,634       $ 1,004,195        $ 1,210,413
                                      ===========       ===========        ===========



Net income allocated to:
    General partner                   $    15,303       $    12,169        $    13,538
    Limited partners                    1,455,331           992,026          1,196,875
                                      -----------       -----------        -----------

       Total                          $ 1,470,634       $ 1,004,195        $ 1,210,413
                                      ===========       ===========        ===========


Net income per weighted average
  limited partnership unit            $     10.77       $      7.33        $      8.82
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

      REAL ESTATE


      Land and buildings are recorded at lower of cost or net realizable value. Buildings are depreciated using the straight-line method over the tax life of 31.5 years. The tax life does not differ materially from the economic useful life. Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from the dispositions are reported as income or expense.


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


Continued                                F-7

                             EXCEL PROPERTIES, LTD.

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECENT ACCOUNTING PRONOUNCEMENT


      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. The financial statement impact of adopting FAS 121 is not expected to be material.


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
                                                    ============        ============        ============



Continued                                 F-8

                             EXCEL PROPERTIES, LTD.

                                   ----------


 3.   FEES PAID TO GENERAL PARTNER:

      The Partnership has paid the General Partner or its affiliates the following fees:

                           1995          1994          1993
                          -------       -------       -------
Management fees           $10,186       $11,959       $12,166
Administrative fees        10,800        10,800        10,800
Accounting                  6,480         6,480         6,480


 4.   NOTES RECEIVABLE:

      The Company had the following notes receivable at December 31, 1995 and 1994:

                                                                    1995             1994
                                                                 ----------       ----------
Note from sale of building, receipts of $1,390 per month
at 9% interest.  Secured by building sold.  Due July 1997.       $  143,455       $  147,049

Note from sale of building, interest only receipts of
$5,366 per month at 8.5% interest.  Secured by building
sold.  Due November 2003.                                           757,500          757,500

Note from sale of building, receipts of $1,004 per month
at 8% interest.  Secured by building sold.  Due December
2001.                                                               114,717          117,463
                                                                 ----------       ----------
            Total notes receivable                               $1,015,672       $1,022,012
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


Continued                                 F-9

 6.   PURCHASE OF PROPERTY:


      In March 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year. The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in November 1995 as described in Note 7 below. The Partnership still has a 39% undivided interest in the remaining two parcels of land. The Partnership has recorded on its books, its pro rata share of the cost of these land parcels.

 7.   SALES OF PROPERTIES:

      In November 1995, the Partnership sold part of the ground that had been purchased in March 1995. The sales price was $1,566,234 and the Partnership recognized a $351,152 gain on the sale.


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

                             EXCEL PROPERTIES, LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                   Additions                 Deductions
                                                   ---------       --------------------------------
                                    Balance at                                                             Balance at
                                    Beginning      Charged to                                                End
        Description                  of Year         Expense       Description               Amount        of Year
        -----------                 ----------     ----------      -----------              -------        -------
Year ended December 31, 1995:

  Allowance for bad debts           $    978       $ 50,617                                 $     --       $ 51,595
                                    ========       ========                                 ========       ========


Year ended December 31, 1994:

  Allowance for bad debts           $ 99,170       $(16,640)       Write off account        $ 81,552       $    978
                                    ========       ========                                 ========       ========


Year ended December 31, 1993:

  Allowance for bad debts           $ 73,608       $ 25,562                                 $      -       $ 99,170
                                    ========       ========                                 ========       ========

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995


                                                                                Cost
                                                                             Capitalized
                                                                             Subsequent
                                                                                 to                  Gross Amount at Which
                                                      Initial Cost           Acquisition           Carried at Close of Period
                                              -----------------------------  ------------  ---------------------------------------
                                                                Buildings                                   Buildings
                                                                   and                                        and          Total
    Description               Encumbrances      Land           Improvements  Improvements      Land       Improvements    (a)(b)
    -----------              -------------    ----------       ------------  ------------  ------------   ------------  ----------
Kinder Care:
  Columbus, Ohio             $     --         $   57,101       $  133,236    $     --      $   57,101     $  133,236    $  190,337
  Gahanna, Ohio                    --             65,047          151,776          --          65,047        151,776       216,823
  West Carrollton, Ohio            --             57,101          133,236          --          57,101        133,236       190,337
  Grove City, Ohio                 --             66,702          155,638          --          66,702        155,638       222,340
  Dayton, Ohio                     --             57,101          133,236          --          57,101        133,236       190,337
  Indianapolis, Indiana            --             60,324          140,756          --          60,324        140,756       201,080
  Indianapolis, Indiana            --             60,324          140,755          --          60,324        140,755       201,079
Paragon Restaurant:
  Middleburg Heights, Ohio         --            313,867          732,355          --         313,867        732,355     1,046,222
  Lafayette, Indiana               --            324,028          756,068          --         324,028        756,068     1,080,096
Autoworks:
  Omaha, Nebraska                  --            275,432          413,148          --         275,432        413,148       688,580
  Denver, Colorado                 --            286,370          429,555          --         286,370        429,555       715,925
Ponderosa:
  Ann Arbor, Michigan              --            379,809          379,809          --         379,809        379,809       759,618
  Alton, Illinois                  --            369,740          554,639          --         369,740        554,639       924,379
Kentucky Fried Chicken-
  Blaine, Minnesota                --            160,605          264,157          --         160,605        264,157       424,762
Wendys-Blaine, Minnesota           --            150,091          248,387          --         150,091        248,387       398,478
Dennys-Denver, Colorado            --            241,597          362,395          --         241,597        362,395       603,992
Volume Shoe-Plant City, FL         --            398,104          250,018          --         398,104        250,018       648,122
Benjamins-Burnsville, MN           --            216,612          505,428          --         216,612        505,428       722,040
Toddle House-Kenner, LA            --             87,495          131,243          --          87,495        131,243       218,738
Land-Las Vegas, NV                 --            195,152             --            --         195,152           --         195,152
                             --------         ----------       ----------    --------      ----------     ----------    ----------
                             $     --         $3,822,602       $6,015,835    $     --      $3,822,602     $6,015,835    $9,838,437
                             ========         ==========       ==========    ========      ==========     ==========    ==========


                                                                                 Life on Which
                                                                                 Depreciation
                                    Accumu-                                       in Latest
                                     lated       Date of                           Income
                                    Depreci-    Construc-        Date            Statements
    Description                     ation (c)      tion         Acquired         is Computed
    -----------                    ----------   ----------    ------------      -------------
Kinder Care:
  Columbus, Ohio                   $   36,481                     1987          31.5 years
  Gahanna, Ohio                        41,558                     1987          31.5 years
  West Carrollton, Ohio                36,481                     1987          31.5 years
  Grove City, Ohio                     42,615                     1987          31.5 years
  Dayton, Ohio                         36,481                     1987          31.5 years
  Indianapolis, Indiana                29,603                     1989          31.5 years
  Indianapolis, Indiana                29,603                     1987          31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio            196,651                     1987          31.5 years
  Lafayette, Indiana                  199,017                     1987          31.5 years
Autoworks:
  Omaha, Nebraska                      97,822                     1988          31.5 years
  Denver, Colorado                    101,707                     1988          31.5 years
Ponderosa:
  Ann Arbor, Michigan                  83,900                     1989          31.5 years
  Alton, Illinois                     122,520                     1989          31.5 years
Kentucky Fried Chicken-
  Blaine, Minnesota                    63,943                     1988          31.5 years
Wendys-Blaine, Minnesota               60,125                     1988          31.5 years
Dennys-Denver, Colorado                85,805                     1988          31.5 years
Volume Shoe-Plant City, FL             47,953                     1989          31.5 years
Benjamins-Burnsville, MN               94,266                     1990          31.5 years
Toddle House-Kenner, LA                17,187                     1991          31.5 years
Land-Las Vegas, NV                       --                       1995
                                   ----------
                                   $1,423,718
                                   ==========

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                   (Continued)






(a)  Also represents cost for federal income tax purposes.
(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1995 is as follows:


                                       1995                1994               1993
                                   ------------        ------------       ------------
Balance at beginning of year       $ 10,815,480        $ 10,815,480       $ 11,670,124
Acquisitions                          1,410,234                --                 --
Cost of property sold                (2,387,277)               --             (854,644)
                                   ------------        ------------       ------------
Balance at end of year             $  9,838,437        $ 10,815,480       $ 10,815,480
                                   ============        ============       ============


(c) Reconciliation of accumulated depreciation for the three years ended December 31, 1995 is as follows:


                                      1995               1994               1993
                                   -----------        -----------       -----------
Balance at beginning of year       $ 1,364,067        $ 1,151,352       $ 1,020,247
Expense                                193,696            212,715           227,306
Deletions                             (134,045)              --             (96,201)
                                   -----------        -----------       -----------
Balance at end of year             $ 1,423,718        $ 1,364,067       $ 1,151,352
                                   ===========        ===========       ===========