Form 10-K
period 1996-12-31
EXCEL PROPERTIES LTD
filed 1997-03-10
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                  ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended:                      Commission File Number:
    DECEMBER 31, 1996                                   33-2320
--------------------------                      -----------------------


                            EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                       87-0426335
-------------------------------                    ----------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                    Identification Number)


16955 VIA DEL CAMPO, SUITE 110                 SAN DIEGO, CALIFORNIA  92127
--------------------------------------------------------------------------------
          (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (619) 485-9400
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

                        (1) Yes   X        No
                                -----         -----

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for investment. The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

Properties that have been acquired by the Partnership are subject to long-term triple-net leases. Such leases require the lessee to pay the prescribed minimum rental plus all costs and expenses associated with the operations and maintenance of the property. These expenses include real property taxes, property insurance, repairs and maintenance and similar expenses. The net effect is that, under normal circumstances, no expenses will offset the rental revenue from the property. Most of the leases also provide some form of inflation hedge which calls for the minimum rent to be increased, based upon adjustments in the consumer price index, fixed rent escalation, or by a percentage of the gross sales of the tenant.

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

The principal investment objectives of the Partnership are to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, (3) distributions of cash from financing the properties and (4) realization of long-term appreciation in value of properties.

The general partners have selected properties they believe meet certain minimum investment standards and that are most likely to accomplish the investment objectives of the Partnership. Properties were acquired through arms-length negotiations with third parties.

ITEM 2.   PROPERTIES

The Partnership presently owns sixteen properties as follows:

KINDER-CARE LEARNING CENTERS

The Partnership owns seven properties on lease to Kinder-Care, Inc., the nation's largest provider of day-care centers.

KINDER-CARE LEARNING CENTER - GAHANNA, OHIO

  Date of purchase:  May 28, 1987

  Purchase price:  $216,823

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

  Property description: This property is located approximately eight miles southwest of Dayton, Ohio in the suburb of West Carrollton. The building contains 4,650 square feet and is situated on .55 acres of land.

  The current lease expires December 31, 2001. The annual rent over the remainder of the lease is as follows:

          January 1, 1997 to December 31, 1998       $ 33,202
          January 1, 1999 to December 31, 2001       $ 35,526

KINDER-CARE LEARNING CENTER - COLUMBUS, OHIO

  Date of purchase:  May 28, 1987

  Purchase price:  $190,337

  Property description: This property is located in Columbus, Ohio. The building is situated on .538 acres and contains 4,650 square feet. The property has been sublet by Kinder-Care to Children Today, another child-care provider.

  The property is on lease until December 31, 2001. The annual rent over the remainder of the lease is as follows:

          January 1, 1997 to December 31, 1998       $ 33,202
          January 1, 1999 to December 31, 2001       $ 35,526

KINDER-CARE LEARNING CENTER - DAYTON, OHIO

  Date of purchase:  May 28, 1987

  Purchase price:  $190,337

  Property description: This property is located approximately thirty miles northeast of Dayton, Ohio in the Mud River Township. The building is situated on .645 acres and contains 4,650 square feet.

  The current lease expires December 31, 2001. The annual base rent over the remaining term of the lease is as follows:

          January 1, 1997 to December 31, 1998        $ 33,202
          January 1, 1999 to December 31, 2001        $ 35,526

KINDER-CARE LEARNING CENTER - INDIANAPOLIS, INDIANA

  Date of purchase:  May 2, 1989

  Purchase price:  $201,080

  Property description: This property is located at 1034 N. Whitcomb Ave. in Indianapolis, Indiana. The building contains 4,487 square feet and is situated on .598 acres.

  The current lease expires December 31, 2000 with gross rents of $49,694 per year.

KINDER-CARE LEARNING CENTER - INDIANAPOLIS, INDIANA

  Date of purchase:  May 2, 1989

  Purchase price:  $201,079

  Property description: This property is located at 29 N. Coronado in Indianapolis, Indiana. The building contains 4,487 square feet and is situated on 1.106 acres. The gross rents are $21,600 per year and the lease expires December 31, 2000.

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

  The annual lease payment is the greater of $104,500 or 5% of the gross sales. The lease expires on July 20, 2005.

MOUNTAIN JACK'S RESTAURANT - LAFAYETTE, INDIANA

  Date of purchase:  September 29, 1987

  Purchase price:  $1,080,096

  Property description: This property is located at 2411 State Road 26 East, Lafayette, Indiana. Lafayette is strategically located between Chicago, Illinois to the north and Indianapolis, Indiana to the south. It is the home of Purdue University. The property is situated on 1.72 acres, contains 8,274 gross square feet and has seating for approximately 294 persons. The site is ideally located along a main commercial artery and is surrounded by seven hotels.

  The annual lease payment is the greater of $107,800 or 5% of the gross sales. The lease expires on September 28, 2005.

AUTOWORKS - BELLEVUE, NEBRASKA

  Date of purchase:  July 5, 1988

  Purchase price:  $688,580

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

PONDEROSA RESTAURANT - ANN ARBOR, MICHIGAN

  Date of purchase:  January 20, 1989

  Purchase price:  $759,618

  Property description: The property, containing 5,034 square feet, is situated on approximately one acre located at 3354 East Washtenaw Street, Ann Arbor, Michigan. The property is surrounded by numerous commercial enterprises including the Arbor Land enclosed shopping mall. The lease calls for a minimum rent of $77,187 plus 6.5% of the annual gross sales in excess of the average annual sales for the years 1989 and 1990. The lease expires September 21, 2003.

PONDEROSA RESTAURANT - ALTON, ILLINOIS

  Date of purchase:  January 31, 1989

  Purchase price:  $770,993

  Description of property: The building, containing 5,587 square feet, is situated on approximately one acre at 3354 Homer-Adams Parkway along Highway 111, which is the major east/west road system through the city. Alton, Illinois is situated across the Mississippi River from St. Louis, Missouri. The tenant has vacated the premises and the Partnership is attempting to re-lease and/or sell this property. Rent is $93,813 per year. Although the Partnership is attempting to collect amounts owed, the rents are being reserved for in bad debts. The Partnership received $153,386 in insurance proceeds related to fire damage that occurred in 1996. These proceeds have been offset against the price of the property.

PAYLESS SHOE STORE - PLANT CITY, FLORIDA

  Date of purchase:  December 1, 1989

  Purchase price:  $648,122

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

  Property description: This family restaurant is located at 13050 Aldrich Avenue South. Burnsville is a suburb approximately 11 miles south of Minneapolis. The property contains 6,614 square feet and is situated on 1.43 acres. The current rent is $69,031 per year and the lease expires on July 14, 2001.

TODDLE HOUSE RESTAURANT - KENNER, LOUISIANA

  Date of purchase:  November 26, 1991

  Purchase price:  $218,738

  Property description: Toddle House Restaurants is a national restaurant chain. It features 24-hour service with a cook-to-order menu. Toddle House Restaurants, Inc. is a wholly-owned subsidiary of Diversified Hospitality Group, Inc. (DHG) which also operates the Steak 'N' Eggs Kitchen restaurants. The property is located at 2,841 Loyola, Kenner, Louisiana and contains 2,175 square feet. The land on which the restaurant is located is 16,800 square feet.

  The current annual rent is $38,020 and the lease expires on November 25, 2011. Toddle House is currently in Chapter 11 Bankruptcy and did not pay any rent in 1996. The Partnership is attempting to re-lease or sell this property.

LAND - LAS VEGAS, NEVADA

  Date of purchase:  March 9, 1995

  Purchase price:  $128,800

  Property description: A 39% undivided interest in a parcel of land located on Sahara Avenue in Las Vegas, Nevada. The land is not currently generating any rental income. The parcel is currently being held for sale.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

    A) A public market for the Partnership's units does not exist and is not likely to develop.

    B) As of December 31, 1996, there were 1,648 investors holding 135,299 units.

    C) The Partnership made its first cash flow distribution from operations in May 1987. Since that date, consistent cash distributions have been made at the end of each calendar quarter through December 31, 1996. The Partnership expects to continue to make cash distributions on a quarterly basis in the future.

                                    PART II


ITEM 6.  SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the Partnership:


INCOME STATEMENT DATA

                                              1996        1995           1994         1993          1992
                                           ----------  -----------   ------------  -----------   -----------
Total rental revenue                       $1,048,015  $ 1,185,371    $ 1,145,656  $ 1,226,545   $ 1,225,912
Interest and other income                     202,786      129,399        112,772       41,354        25,550


Operating expenses:
  Property expenses                           214,221       63,761         (2,438)      56,091        57,054
  General and administrative                   59,106       36,972         43,955       50,845        51,119
  Depreciation                                176,133      193,696        212,716      227,306       230,087

Net income before real estate sales           801,341    1,020,341      1,004,195      937,162       913,476

Gain (loss) on sale
    of real estate                            880,643      450,293            -        273,251       (17,325)


Net income                                  1,681,984    1,470,634      1,004,195    1,210,413       896,151

Per Unit Data:
  Net income                                    12.07        10.77           7.33         8.82          6.52
  Distributions                                 25.10         8.50           8.90         8.37          8.16


BALANCE SHEET DATA

Net real estate                             6,213,838    8,414,719      9,451,413    9,664,128    10,649,877
Cash                                        1,393,367    1,817,201        641,053      626,726       483,003
Accounts receivable, net                       79,217      165,083         19,135       44,029        15,369
Total assets                                9,665,303   11,417,867     11,138,851   11,367,996    11,303,070

Total liabilities                              45,898       50,213         79,274       61,722        57,588

Partners' equity                            9,619,405   11,367,654     11,059,577   11,306,274   11,245,482


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto. Historical results and percentage relationships set forth in the Statements of Income contained in the Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Comparison of year ended December 31, 1996 to year ended December 31, 1995.

The net income of the Partnership increased by $211,350 in 1996 when compared to 1995. The differences in income and expenses are explained below.

Rental revenue decreased by $137,356, or 11.6% to $1,048,015 in 1996 from $1,185,371 in 1995. During 1996, the Company sold four operating properties which accounted for the decrease. These properties accounted for $190,551 of rental revenue in 1996 compared to $258,273 in 1995, a decrease of $67,722. Also, a building and a land parcel that were sold in 1995, had contributed $129,669 to 1995 rental revenues. The lost rental revenue from properties sold was offset partially by additional rental revenue from rent increases from existing tenants.

Interest income increased by $73,387 in 1996 from 1995. This increase was due to the additional amounts of cash on hand which the Partnership invested in interest bearing accounts.

Operating expenses increased by $155,031 in 1996 from 1995. The net increase was primarily attributed to the $132,991 increase in bad debt expense, the $21,455 increase in accounting and legal expense, the $17,962 increase in property taxes, and the decrease of $17,563 in depreciation. The bad debt expense for 1996 was $183,608 of which $100,067 was attributable to a building leased to Ponderosa Restaurant but vacant and $81,488 to the nonpayment of rent
by Toddle House Restaurants.    Bad debt expense was $50,617 in 1995.  Legal
expense increased primarily due to collection efforts on amounts owed to the Partnership from Ponderosa. Property tax expense of $17,962 incurred in 1996 related to the building leased to Ponderosa. The decrease in depreciation in 1996 was primarily related to the four properties sold during the year.

During 1996, the Partnership sold four properties and a parcel of land. In April 1996, the Partnership sold a Kentucky Fried Chicken building and a Wendy's building located in Blaine, Minnesota for $901,187. The Partnership recognized a net gain of $206,761 on these sales. In October 1996, the partnership sold a building that was leased to Checker Autoworks in Denver, Colorado for $811,494 of which the Partnership recognized a $208,072 gain. Also in October 1996, the Partnership sold a land parcel for $75,357 and recognized a $9,004 gain. The land parcel was located in Las Vegas, Nevada. Finally, in December 1996, the Partnership sold a building leased to Denny's Restaurant and located in Denver, Colorado for $963,968 and recognized a $456,806 gain.

Based on current leases in place, management believes that the operating revenues and related expenses of the Partnership in 1996 should be somewhat indicative of the operations of the Partnership in 1997 (less $190,551 of revenue and $26,557 of expenses related to the properties sold in 1996). Various factors may, however, influence 1997 operations. These may include such events as additional property sales, tenants who default on leases or new tenants obtained by the Partnership to lease vacant properties.

The Partnership has continued to make distributions to the limited partners at an annual rate of over 8% since 1989. In 1996, distributions at a rate of approximately 25% were made primarily from cash received through property sales, in addition to cash generated from operations. Management anticipates that distributions will approximate 8% in 1997 which may be supplemented by excess proceeds distributed from property sales, if any. If additional properties are sold and proceeds are distributed to the partners instead of reinvested, recurring distributions are expected to decrease in the future.

Inflation is not expected to negatively impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases, Consumer Price Index (CPI) adjustments or by participating in a percentage of the gross sales volume of the tenant. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the revenue received will not be eroded away as operating expenses increase due to inflation.

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

Operating expenses increased by $40,196 from 1994 to 1995. The net increase was primarily attributed to the $67,257 increase in bad debt expense, the decrease of $19,020 in depreciation expense and the decrease of $6,386 in accounting and legal expense. The bad debt expense increased $50,031 due to the nonpayment of rent by Toddle House Restaurants in 1995 and by $16,640 from the negative bad debt expense in 1994. Depreciation expense decreased primarily from a building that was sold during the year. Legal expense decreased due to expenditures made in 1994 that were not made in 1995 related to collection of Toddle House rent amounts.

In February 1995, the Partnership sold a building in Phoenix, Arizona that was on lease to Childrens World. The sales price was $1,135,000 less $28,729 in selling expenses. The Partnership recognized a $99,141 gain on the sale. In November 1995, the Partnership sold for $1,566,264, part of the ground that had been purchased in February 1995. Prior to the Partnership's acquisition, there were no operations relating to this ground. The Partnership recognized a $351,152 gain on the sale. In 1994, there were no sales of real estate.

LIQUIDITY

The Partnership has $1,393,367 in cash at December 31, 1996, with no outstanding debt on any of the properties that it owns. As such, management does not anticipate any liquidity difficulties at this time. The Partnership made a quarterly cash distribution of $1,000,000 in January 1997, which included cash that had accumulated during the fourth quarter of 1996 from operating income and proceeds from a property sale in October 1996. After the distributions, the Partnership still had approximately $393,367 in cash reserves to pay any unexpected liabilities. Additionally, there was $963,968 in an escrow account which the Partnership received in February 1997. The Partnership has no debt and currently has income of approximately $79,000 per month from rental income which management anticipates would cover expenses which might need to be paid. However, the Partnership does not expect to use significant funds for operational expenses as the properties are leased on a triple-net lease basis.

The Partnership's primary source of cash in 1997 is expected to continue to come from the rental of the real estate properties currently owned. Management expects that rental income will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or income were to decrease the Partnership would decrease the quarterly distributions to the limited partners. Management does not expect the quarterly distributions to increase or decrease dramatically in the future unless operating properties are sold and proceeds are distributed to partners instead of reinvested.

The Partnership has purchased its properties for all cash. The Partnership may finance one or more of its existing properties if, among other conditions: (1) the property is held for at least two years (all properties have been owned by the Partnership for more than two years), (2) the financing proceeds equal or exceed the Partnership's investment in the property and (3) the Partnership distributes the financing proceeds to the partners. To date, the Partnership has not leveraged any of its properties.

The cash of the Partnership decreased by $423,834 in 1996 when compared to the previous year. This decrease was due primarily to the $3,430,233 that was distributed to partners. In 1996, $1,941,423 was collected from real estate sales proceeds. Also, net cash provided by operating activities amounted to $1,058,327.

In 1996, bad debt expense primarily related to two tenants, Toddle House Restaurants and Ponderosa, that did not pay rent. The Partnership is currently in the process of attempting to re-lease or sell the properties related to these tenants.

The cash and liquidity position of the Partnership has continued to increase over the past three years. Management believes that the Partnership is in a very stable liquidity position since it owns all of its real estate free of debt. Management expects that the liquidity of the Partnership will change in the future as excess cash is distributed to the unit holders (partners).

CAPITAL RESOURCES

The Partnership is in the business of purchasing and holding improved commercial properties for long-term investment income. The Partnership currently owns and manages sixteen properties. Fifteen of the properties are single tenant buildings and one property is vacant land.

Each of the Partnership's present properties, with the exception of the land, is leased to an operator/lessee on an absolute net basis, whereby the lessee pays all maintenance, repairs, property taxes and insurance. Two properties however, are leased to tenants not paying rent. These leases provide a minimum rental plus a percentage of the lessee's gross revenues from the property operation and/or a cost of living increase and/or a fixed rental increase. The total cost of the properties to the Partnership is $7,475,542. The Partnership also had cash of $1,393,367 at December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1996, the Partnership adopted the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective for fiscal years beginning after December 15, 1995. FAS 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measure. The financial statement impact of adopting FAS 121 was not material.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-K may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Partnership to be materially different from historical results or from any results expressed or implied by such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:

                                                                          Page
                                                                          ----
    1)  Report of Independent Accountants                                  F-2
    2)  Balance Sheets
          December 31, 1996 and 1995                                       F-3
    3)  Statements of Income
          Years Ended December 31, 1996, 1995 and 1994                     F-4
    4)  Statements of Changes in Partners' Equity
          Years Ended December 31, 1996, 1995 and 1994                     F-5
    5)  Statements of Cash Flows
          Years Ended December 31, 1996, 1995 and 1994                     F-6
    6)  Notes to Financial Statements                                      F-7
    7)  Financial Statement Schedules:
          II - Valuation and Qualifying Accounts
                 Years Ended December 31, 1996, 1995 and 1994              F-11
          III - Real Estate and Accumulated Depreciation
                 December 31, 1996                                         F-12





                                    PART III



ITEM 10.  GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin. Neither Gary B. Sabin nor the executive officers of Excel Realty Trust, Inc. receive compensation from the Partnership. The General Partner and the officers and employees of Excel Realty Trust, Inc. spend such time in the administration of Partnership affairs to the extent deemed necessary.

The names, ages and positions of responsibility held by the executive officers and directors of Excel Realty Trust, Inc. are as follows:

              Name               Age                  Position
        -----------------        ---        -------------------------------
        Gary B. Sabin            42         President and Chairman of the Board
        Richard B. Muir          41         Executive Vice President and Director
        David A. Lund            45         Chief Financial Officer
        Ronald H. Sabin          46         Senior Vice President
        Graham R. Bullick        46         Senior Vice President
        Mark T. Burton           36         Senior Vice President
        S. Eric Ottesen          41         General Counsel and Senior Vice President

FAMILY RELATIONSHIPS

Gary B. Sabin and Ronald H. Sabin are brothers.

BUSINESS EXPERIENCE

The following is a brief background of the directors and executive officers of Excel Realty Trust, Inc (the "Company").

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

MARK T. BURTON has served as Vice President of the Company since January 1989 and as a Senior Vice President since January 1996. Mr. Burton's duties for the Company primarily consist of the evaluation and selection of property acquisitions and dispositions. Mr. Burton has served in various capacities with other affiliated companies since 1984.

S. ERIC OTTESEN has served as General Counsel of the Company since January 1995. Prior to 1995, Mr. Ottesen worked as a partner in a law firm.

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


                                                                             PERCENT OF
                                                                NUMBER        UNITS AT
                TITLE OF CLASS          BENEFICIAL OWNER       OF UNITS       12/31/96
             --------------------       ----------------       --------      ----------
             Units of Limited
             Partnership Interest       Gary B. Sabin            None           None

             Units of Limited           Excel Realty
             Partnership Interest       Trust, Inc.               853           0.624%



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the general partner or their affiliates during the year ended December 31, 1996:

                       DESCRIPTION                            AMOUNT
                   -------------------                       --------
                   Management fees                           $  9,414
                   Administrative fees                         10,800
                   Accounting                                  16,080



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



      Date: March 7, 1997               Excel Properties, Ltd.
                                        (Registrant)

                                        Excel Realty Trust, Inc.
                                        (General Partner)


                                        By:  /s/ Gary B. Sabin
                                             ------------------------------
                                             Gary B. Sabin
                                             President

                                        By:  /s/ David A. Lund
                                             ------------------------------
                                             David A. Lund
                                             Principal Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                   __________




                                                                                                          PAGE
                                                                                                          ----
1.  FINANCIAL STATEMENTS:

          Report of Independent Accountants - Squire & Co.  . . . . . . . . . . . . . . . . . . . . . . .  F-2

          Balance Sheets
             December 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

          Statements of Income
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  F-4

          Statements of Changes in Partners' Equity
             Years Ended December 31, 1996, 1995 and 1994.  . . . . . . . . . . . . . . . . . . . . . . .  F-5

          Statements of Cash Flows
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  F-6

          Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


2.  FINANCIAL STATEMENT SCHEDULES:

          Schedule II - Valuation and Qualifying Accounts
             Years Ended December 31, 1996, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . .   F-11

          Schedule III - Real Estate and Accumulated Depreciation
             December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-12

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

SQUIRE & CO.

February 6, 1997
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                              --------------------

                                                                     1996              1995
                                                                  -----------       -----------
                                        ASSETS

Real estate:
   Land                                                           $ 2,917,587       $ 3,822,602
   Buildings                                                        4,557,955         6,015,835
   Less:  accumulated depreciation                                 (1,261,704)       (1,423,718)
                                                                  -----------       -----------
       Net real estate                                              6,213,838         8,414,719

Cash                                                                1,393,367         1,817,201
Escrow deposits                                                       963,968                -
Accounts receivable, less allowance for bad debts of
   $236,017 and $51,595 in 1996 and 1995, respectively                 79,217           165,083
Notes receivable                                                    1,009,023         1,015,672
Interest receivable                                                     5,890             5,192
                                                                  -----------       -----------
   Total assets                                                   $ 9,665,303       $11,417,867
                                                                  ===========       ===========


                          LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable:
       Affiliates                                                 $       864       $       867
       Other                                                              935             3,169
   Property taxes payable                                                  -                939
   Tenant security deposits                                             5,000             5,000
   Deferred rental income                                              39,099            40,238
                                                                  -----------       -----------
       Total liabilities                                               45,898            50,213
                                                                  -----------       -----------


Partners' Equity:
   General partner's equity                                            23,573             8,691
   Limited partners' equity, 235,308 units authorized,
       135,299 units issued and outstanding                         9,595,832        11,358,963
                                                                  -----------       -----------
       Total partners' equity                                       9,619,405        11,367,654
                                                                  -----------       -----------

       Total liabilities and partners' equity                     $ 9,665,303       $11,417,867
                                                                  ===========       ===========




                  The accompanying notes are an integral part
                          of the financial statements

                             EXCEL PROPERTIES, LTD.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              --------------------


                                                        1996          1995           1994
                                                     ----------    ----------     ----------
Revenue:
   Base rent                                         $1,011,114    $1,146,919     $1,098,571
   Percentage rents                                      36,901        38,452         47,085
   Interest and other income                            202,786       129,399        112,772
                                                     ----------    ----------     ----------

       Total revenue                                  1,250,801     1,314,770      1,258,428
                                                     ----------    ----------     ----------

Operating Expenses:
   Bad debts                                            183,608        50,617        (16,640)
   Depreciation                                         176,133       193,696        212,716
   Accounting and legal                                  40,424        18,969         25,355
   Property taxes                                        17,962            -             114
   Administrative                                        10,800        10,800         10,800
   Management fees                                        9,414        10,186         11,959
   Office expenses                                        7,882         7,203          7,800
   Miscellaneous                                          3,237         2,536          2,129
                                                     ----------    ----------     ----------

       Total operating expenses                         449,460       294,429        254,233
                                                     ----------    ----------     ----------

Net Income before real estate sales                     801,341     1,020,341      1,004,195

Gain - sale of real estate                              880,643       450,293             -
                                                     ----------    ----------     ----------

       Net income                                    $1,681,984    $1,470,634     $1,004,195
                                                     ==========    ==========     ==========



Net income allocated to:
   General partner                                   $   49,182    $   15,303     $   12,169
   Limited partners                                   1,632,802     1,455,331        992,026
                                                     ----------    ----------     ----------

       Total                                         $1,681,984    $1,470,634     $1,004,195
                                                     ==========    ==========     ==========


Net income per weighted average
  limited partnership unit                           $12.07          $10.77         $7.33
                                                     ======          ======         =====





                  The accompanying notes are an integral part
                          of the financial statements

                             EXCEL PROPERTIES, LTD.

                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              --------------------


                                                         GENERAL           LIMITED
                                                        PARTNERS          PARTNERS              TOTAL
                                                        --------         -----------         -----------
Balance at January 1, 1994                              $  5,027         $11,301,247         $11,306,274
Liquidation of Limited Partnership
    units - 1994                                             -               (39,000)            (39,000)
Syndication fees -  1994                                     -                 7,800               7,800
Net income - 1994                                         12,169             992,026           1,004,195
Partner distributions - 1994                             (12,196)         (1,207,496)         (1,219,692)
                                                        --------         -----------         -----------
Balance at December 31, 1994                               5,000          11,054,577          11,059,577
Liquidation of Limited Partnership
    units - 1995                                             -                (2,000)             (2,000)
Syndication fees -  1995                                     -                   600                 600
Net income - 1995                                         15,303           1,455,331           1,470,634
Partner distributions - 1995                             (11,612)         (1,149,545)         (1,161,157)
                                                        --------         -----------         -----------
Balance at December 31, 1995                               8,691          11,358,963          11,367,654
Net income - 1996                                         49,182           1,632,802           1,681,984
Partner distributions - 1996                             (34,300)         (3,395,933)         (3,430,233)
                                                        --------         -----------         -----------
Balance at December 31, 1996                            $ 23,573         $ 9,595,832         $ 9,619,405
                                                        ========         ===========         ===========





                  The accompanying notes are an integral part
                          of the financial statements

                             EXCEL PROPERTIES, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              --------------------

                                                                          1996          1995           1994
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                          $ 1,681,984    $ 1,470,634    $ 1,004,195
  Adjustments to reconcile net income to net cash
     provided by operations:
        Depreciation                                                      176,133        193,696        212,716
        Allowance for doubtful accounts                                   184,422         50,617        (98,192)
        Gain on sale of real estate                                      (880,643)      (450,293)            -
        Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                            (95,237)      (196,565)       123,086
           Interest receivable                                               (698)            46             41
         Increase (decrease) in liabilities:
           Accounts payable                                                (2,237)           568         (4,308)
           Property taxes payable                                          (4,258)        (7,837)         7,074
           Deferred rental income                                          (1,139)       (21,792)        14,786
                                                                      -----------    -----------    -----------

              Net cash provided by operating activities                 1,058,327      1,039,074      1,259,398
                                                                      -----------    -----------    -----------


Cash flows from investing activities:
  Proceeds from real estate sales                                       1,941,423      2,703,525             -
  Purchase of real estate                                                      -      (1,410,234)            -
  Collection of notes receivable                                            6,649          6,340          5,821
                                                                      -----------    -----------    -----------

              Net cash provided by investing activities                 1,948,072      1,299,631          5,821
                                                                      -----------    -----------    -----------


Cash flows from financing activities:
  Redemption of partnership units                                              -          (2,000)       (39,000)
  Syndication costs reimbursed                                                 -             600          7,800
  Cash distributions                                                   (3,430,233)    (1,161,157)    (1,219,692)
                                                                      -----------    -----------    -----------

        Net cash used by financing activities                          (3,430,233)    (1,162,557)    (1,250,892)
                                                                      ----------     -----------    -----------

        Net increase (decrease) in cash                                  (423,834)     1,176,148         14,327

Cash at beginning of year                                               1,817,201        641,053        626,726
                                                                      -----------    -----------    -----------

Cash at end of year                                                   $ 1,393,367    $ 1,817,201    $   641,053
                                                                      ===========    ===========    ===========





                  The accompanying notes are an integral part
                          of the financial statements

                             EXCEL PROPERTIES, LTD.

                         NOTES TO FINANCIAL STATEMENTS

                              --------------------


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

     CASH DEPOSITS

     At December 31, 1996, the carrying amount of the Partnership's cash deposits total $1,396,366. The bank balances are $1,419,003 of which $200,000 is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     There was no interest or taxes paid for the years ended December 31, 1996, 1995 or 1994. In 1996, proceeds from the sale of a restaurant in Colorado were deposited in an escrow account and are excluded from the statement of cash flows. The Partnership had no noncash investing or financing transactions in 1995 or 1994.

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






Continued                             F-7

                             EXCEL PROPERTIES, LTD.

                              --------------------


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements for the years ended December 31, 1995 and 1994 in order to conform with the current period presentation.

  2.  FINANCIAL STATEMENT AND TAX RETURN DIFFERENCES

     The Partnership had the following differences between the financial statements and the Partnership tax return.

                                                                1996               1995                1994
                                                             -----------        -----------         -----------
     Net income:
          Financial statements                               $ 1,681,984        $ 1,470,634         $ 1,004,195
          Tax returns                                          1,870,650          1,508,743             906,004
                                                             -----------        -----------         -----------
                 Difference                                  $  (188,666)       $   (38,109)        $    98,191
                                                             ===========        ===========         ===========

     Difference is due to:
          Allowance for bad debts                            $  (184,422)       $   (50,617)        $    98,191
          Deferred gain - like kind exchange                      (4,244)            12,508                  -
                                                             -----------        -----------         -----------
                                                             $  (188,666)       $   (38,109)        $    98,191
                                                             ===========        ===========         ===========
     Partners' equity:
          Financial statements                               $ 9,619,405        $11,367,654         $11,059,577
          Tax returns                                         11,056,481         12,616,064          12,270,479
                                                             -----------        -----------         -----------
                 Difference                                  $(1,437,076)       $(1,248,410)        $(1,210,902)
                                                             ===========        ===========         ===========

     Difference is due to:
          Syndication costs                                  $(1,498,718)       $(1,498,718)        $(1,499,319)
          Allowance for bad debts                               (236,017)           (51,595)               (978)
          Deferred gain - like-kind exchange                       8,264             12,508                  -
          Deferred gain on sale of building                      289,395            289,395             289,395
                                                             -----------        -----------         -----------
                                                             $(1,437,076)       $(1,248,410)        $(1,210,902)
                                                             ===========        ===========         ===========

 3.  FEES PAID TO GENERAL PARTNER:

     The Partnership has paid the General Partner or its affiliates the following fees:

                                                                  1996               1995                1994
                                                                 -------            -------             -------
     Management fees                                             $ 9,414            $10,186             $11,959
     Administrative fees                                          10,800             10,800              10,800
     Accounting                                                   16,080              6,480               6,480





Continued                             F-8

                             EXCEL PROPERTIES, LTD.

                                   __________



 4.  NOTES RECEIVABLE:

     The Company had the following notes receivable at December 31, 1996 and 1995:

                                                                                    1996               1995
                                                                                 ----------         ----------
     Note from sale of building, receipts of $1,390 per month
     at 9% interest.  Secured by building sold.  Due July 1997.                  $  139,424         $  143,455

     Note from sale of building, interest only receipts of
     $5,366 per month at 8.5% interest.  Secured by building
     sold.  Due November 2003.                                                      757,500            757,500

     Note from sale of building, receipts of $1,004 per month
     at 8% interest.  Secured by building sold.  Due December
     2001.                                                                          111,999            114,717
                                                                                 ----------         ----------

                 Total notes receivable                                          $1,008,923         $1,015,672
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

          YEAR ENDING DECEMBER 31,
          -----------------------
                 1997                                          $ 856,133
                 1998                                            847,414
                 1999                                            822,445
                 2000                                            761,452
                 2001                                            638,708
                 Thereafter                                    1,975,704





Continued                             F-9

                             EXCEL PROPERTIES, LTD.

                              --------------------



 6.  REAL ESTATE:

     During 1996, the Partnership sold four properties and a parcel of land.
     In April 1996, the Partnership sold a Kentucky Fried Chicken building and a Wendy's building located in Blaine Minnesota for $901,187. The Partnership recognized a net gain of $206,761 on these sales. In October 1996, the partnership sold a building that was leased to Checker Autoworks in Denver, Colorado for $811,494 of which the Partnership recognized a $208,072 gain. Also in October 1996, the Partnership sold a land parcel for $75,357 and recognized a $9,004 gain. The land parcel was located in Las Vegas, Nevada as mentioned below in the 1995 sales transactions. Finally, in December 1996, the Partnership sold a building leased to Denny's Restaurant and located in Denver, Colorado for $963,968 and recognized a $456,806 gain.

     The following unaudited Pro Forma Condensed Statement of Income has been presented as if the 1996 sales had occurred on January 1, 1996. The unaudited Pro Forma Condensed Statement of Income should be read in conjunction with the audited financial statements. In management's opinion, all adjustments necessary to reflect these transactions have been made. The unaudited Pro Forma Condensed Statement of Income is not necessarily indicative of what actual results of operations of the partnership would have been had this transaction actually occurred as of January 1, 1996 nor do they purport to represent the results of operations of the Partnership for future periods.

                                                        FOR THE YEAR ENDED DECEMBER 31, 1996
                                                ----------------------------------------------------
                                                                       PRO FORMA           COMPANY
                                                HISTORICAL            ADJUSTMENTS          PRO FORMA
                                                -----------           -----------        -----------
    Revenue                                     $ 1,251,000           $ (191,000)        $ 1,060,000
    Operating Expenses                              449,000              (27,000)            422,000
    Gain on Sale of Real Estate                     880,000                   -              880,000
                                                -----------           ----------         -----------
    Net Income                                  $ 1,682,000           $ (164,000)        $ 1,518,000
                                                ===========           ==========         ===========



    In March 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year.
    The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in November 1995 and one of the land parcels in 1995. The sales price was $1,566,234 and the Partnership recognized a $351,152 gain on the sale. In February 1995, the Partnership also sold a building in Phoenix, Arizona that was on lease to Childrens World. The sales price was $1,135,000 less $28,729 in selling expenses. The Partnership recognized a gain of $99,141.

                             EXCEL PROPERTIES, LTD.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                            Additions             Deductions
                                           ------------   -----------------------------
                               Balance at                                                Balance at
                               Beginning    Charged to                                       End
        Description             of Year      Expense         Description        Amount     of Year
----------------------------   ----------  ------------   ----------------     --------  -----------
Year ended December 31, 1996:

  Allowance for bad debts      $   51,595  $    183,608   Reconciling Item     $   (814) $   236,017
                               ----------  ------------                        --------  -----------


Year ended December 31, 1995:

  Allowance for bad debts      $      978  $     50,617                        $     -   $    51,595
                               ----------  ------------                        --------  -----------


Year ended December 31, 1994:

  Allowance for bad debts      $   99,170  $    (16,640)  Write-off account    $ 81,552  $       978
                               ----------  ------------                        --------  -----------

                             EXCEL PROPERTIES, LTD.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996


                                                                             Cost
                                                                          Capitalized
                                                                           Subsequent
                                                                              to
                                                  Initial Cost            Acquisition
                                            ---------------------------   -----------
                                                            Buildings
                                                               and
    Description               Encumbrance      Land        Improvements   Improvements
--------------------          -----------   -----------    ------------   ------------
Kinder Care:
  Columbus, Ohio               $      -     $    57,101    $   133,236    $         -
  Gahanna, Ohio                       -          65,047        151,776              -
  West Carrollton, Ohio               -          57,101        133,236              -
  Grove City, Ohio                    -          66,702        155,638              -
  Dayton, Ohio                        -          57,101        133,236              -
  Indianapolis, Indiana               -          60,324        140,756
  Indianapolis, Indiana               -          60,324        140,755              -
Paragon Restaurant:
  Middleburg Heights, Ohio            -         313,867        732,355              -
  Lafayette, Indiana                  -         324,028        756,068              -
Autoworks:
  Omaha, Nebraska                     -         275,432        413,148              -
Ponderosa:
  Ann Arbor, Michigan                 -         379,809        379,809              -
  Alton, Illinois                     -         369,740        554,639        (153,386)
Volume Shoe-Plant City, FL            -         398,104        250,018              -
Benjamins-Burnsville, MN              -         216,612        505,428              -
Toddle House-Kenner, LA               -          87,495        131,243              -
Land-Las Vegas, NV                    -         128,800             -               -
                               ----------   -----------    -----------    ------------
                               $      -     $ 2,917,587    $ 4,711,341    $   (153,386)
                               ==========   ===========    ===========    ============


(a)  Also represents cost for federal income tax purposes.
(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1996 is as follows:



                                       Gross Amount at Which                                         Life on Which
                                     Carried at Close of Period                                      Depreciation
                             -----------------------------------------     Accumu-                     in Latest
                                             Buildings                      lated                        Income
                                                and          Total         Depreci-        Date        Statements
                                Land        Improvements     (a)(b)        ation(c)      Acquired     is Computed
                             ------------   -----------    -----------    -----------    --------     -----------
Kinder Care:
  Columbus, Ohio             $    57,101    $   133,236    $   190,337    $    40,711       1987       31.5 years
  Gahanna, Ohio                   65,047        151,776        216,823         46,376       1987       31.5 years
  West Carrollton, Ohio           57,101        133,236        190,337         40,711       1987       31.5 years
  Grove City, Ohio                66,702        155,638        222,340         47,556       1987       31.5 years
  Dayton, Ohio                    57,101        133,236        190,337         40,711       1987       31.5 years
  Indianapolis, Indiana           60,324        140,756        201,080         34,071       1989       31.5 years
  Indianapolis, Indiana           60,324        140,755        201,079         34,071       1987       31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio       313,867        732,355      1,046,222        219,900       1987       31.5 years
  Lafayette, Indiana             324,028        756,068      1,080,096        223,019       1987       31.5 years
Autoworks:
  Omaha, Nebraska                275,432        413,148        688,580        110,938       1988       31.5 years
Ponderosa:
  Ann Arbor, Michigan            379,809        379,809        759,618         95,957       1989       31.5 years
  Alton, Illinois                369,740        401,253        770,993        140,127       1989       31.5 years
Volume Shoe-Plant City, FL       398,104        250,018        648,122         55,891       1989       31.5 years
Benjamins-Burnsville, MN         216,612        505,428        722,040        110,312       1990       31.5 years
Toddle House-Kenner, LA           87,495        131,243        218,738         21,353       1991       31.5 years
Land-Las Vegas, NV               128,800             -         128,800             -        1995
                             -----------    -----------    -----------    -----------
                             $ 2,917,587    $ 4,557,955    $ 7,475,542    $ 1,261,704
                             ===========    ===========    ===========    ===========


(a)  Also represents cost for federal income tax purposes.
(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1996 is as follows:


                                                           1996             1995              1994
                                                       -------------   --------------   ---------------
           Balance at beginning of year                $   9,838,437   $   10,815,480   $    10,815,480
           Acquistions                                            -         1,410,234                -
           Cost of property sold                          (2,362,895)      (2,387,277)               -
                                                       -------------   --------------   ---------------
           Balance at end of year                      $   7,475,542   $    9,838,437   $    10,815,480
                                                       -------------   --------------   ---------------


(c) Reconciliation of accumulated depreciation for the three years ended December 31, 1996 is as follows:


                                                           1996             1995             1994
                                                       ------------    --------------   ---------------
           Balance at beginning of year                $  1,423,718    $    1,364,067   $     1,151,352
           Expense                                          176,133           193,696           212,715
           Deletions                                       (338,147)         (134,045)               -
                                                       -------------   --------------   ---------------
           Balance at end of year                      $  1,261,704    $    1,423,718   $     1,364,067
                                                       -------------   --------------   ---------------