Form 10-Q
period 1997-03-31
EXCEL PROPERTIES LTD
filed 1997-05-14
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended:                              Commission File Number:

    MARCH 31, 1997                                           33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                87-0426335
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification Number)


     16955 VIA DEL CAMPO, SUITE 110          SAN DIEGO, CALIFORNIA  92127
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

                      (1)  Yes    X         No

                      (2)  Yes    X         No

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                       PAGE
                                                                       ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              March 31, 1997 (Unaudited)
              December 31, 1996......................................... 3

           Statements of Income
              Three Months Ended March 31, 1997 (Unaudited)
              Three Months Ended March 31, 1996 (Unaudited)............. 4

           Statements of Changes in Partners' Equity
              Three Months Ended March 31, 1997 (Unaudited)
              Three Months Ended March 31, 1996 (Unaudited)............. 5

           Statements of Cash Flows
              Three Months Ended March 31, 1997 (Unaudited)
              Three Months Ended March 31, 1996 (Unaudited)............. 6

           Notes to Financial Statements................................ 7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................  10

PART II.  OTHER INFORMATION............................................  12

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------

                                                             MARCH 31,
                                                               1997          DECEMBER 31,
                                                            (UNAUDITED)          1996
                                                           ------------      ------------
                                     ASSETS
Real estate:
    Land                                                   $  2,917,587      $  2,917,587
    Buildings                                                 4,557,955         4,557,955
    Less:  accumulated depreciation                          (1,297,878)       (1,261,704)
                                                           ------------      ------------
       Net real estate                                        6,177,664         6,213,838

Cash                                                          1,639,593         1,393,367
Escrow deposits                                                    --             963,968
Accounts receivable, less allowance for bad debts of
    $68,645 and $51,595 in 1997 and 1996, respectively             --              79,217
Notes receivable                                              1,007,207         1,009,023
Interest receivable                                               5,872             5,890
                                                           ------------      ------------

    Total assets                                           $  8,830,336      $  9,665,303
                                                           ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accounts payable:
       Affiliates                                          $        612      $        864
       Other                                                      4,814               935
    Property taxes payable                                        6,716              --
    Tenant security deposits                                      5,000             5,000
    Deferred rental income                                       21,407            39,099
                                                           ------------      ------------
       Total liabilities                                         38,549            45,898
                                                           ------------      ------------


Partners' Equity:
    General partner's equity                                     15,297            23,573
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1997 and 1996,
      respectively                                            8,776,490         9,595,832
                                                           ------------      ------------
       Total partners' equity                                 8,791,787         9,619,405
                                                           ------------      ------------

       Total liabilities and partners' equity              $  8,830,336      $  9,665,303
                                                           ============      ============


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                      THREE MONTHS ENDED
                                          MARCH 31,
                                    ---------------------
                                      1997         1996
                                    --------     --------
Revenue:
    Base rent                       $213,630     $266,619
                                    --------     --------

       Total revenue                 213,630      266,619
                                    --------     --------

Operating Expenses:
    Accounting and legal               5,182        8,897
    Administrative                     2,700        2,700
    Bad debts                         61,639       17,050
    Management fees                    1,635        2,377
    Office expenses                    4,016        4,931
    Depreciation                      36,174       47,745
                                    --------     --------

       Total operating expenses      111,346       83,700
                                    --------     --------

       Operating income              102,284      182,919

Interest income                       70,098       47,254
                                    --------     --------

       Net income                   $172,382     $230,173
                                    ========     ========



Net income allocated to:
    General partner                 $  1,724     $  2,779
    Limited partners                 170,658      227,394
                                    --------     --------

       Total                        $172,382     $230,173
                                    ========     ========


Net income per weighted average
  limited partnership unit          $   1.26     $   1.68
                                    ========     ========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------


                                       THREE MONTHS ENDED
                                            MARCH 31,
                               -----------------------------------
                                   1997                   1996
                               ------------           ------------
Balance at January 1           $  9,619,405           $ 11,367,654
Net income                          172,382                230,173
Partner distributions            (1,000,000)              (290,002)
                               ------------           ------------
Balance at March 31            $  8,791,787           $ 11,307,825
                               ============           ============


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ----------------------------
                                                                   1997             1996
                                                               -----------      -----------
Cash flows from operating activities:
    Net income                                                 $   172,382      $   230,173
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                              36,174           47,745
          Allowance for doubtful accounts                           61,639           17,050
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                       17,578          121,284
          Interest receivable                                           18             (756)
        Increase (decrease) in liabilities:
          Accounts payable                                           3,627              223
          Property taxes payable                                     6,716            9,750
          Deferred rental income                                   (17,692)             292
                                                               -----------      -----------

                 Net cash provided by operating activities         280,442          425,761
                                                               -----------      -----------


Cash flows from investing activities:
    Proceeds from escrow deposits                                  963,968             --
    Collection of notes receivable                                   1,816            1,430
                                                               -----------      -----------

                 Net cash provided by investing activities         965,784            1,430
                                                               -----------      -----------


Cash flows from financing activities:
    Cash distributions                                          (1,000,000)        (290,002)
                                                               -----------      -----------

                 Net cash used by financing activities          (1,000,000)        (290,002)
                                                               -----------      -----------

                 Net increase in cash                              246,226          137,189

Cash at January 1                                                1,393,367        1,817,201
                                                               -----------      -----------

Cash at March 31                                               $ 1,639,593      $ 1,954,390
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

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1996 Form 10-K.

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

      CASH DEPOSITS

      At March 31, 1997, the carrying amount of the Partnership's cash deposits total $1,639,593. The bank balances are $1,662,775 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the three months ended March 31, 1997 or 1996. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 1997 or 1996.

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

 2.   FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 1997 and 1996:

                                                     1997           1996
                                                   -------        -------
      Management fees                              $ 1,635        $ 2,377
      Administrative fees                            2,700          2,700
      Accounting                                     1,620          1,620

 3.   NOTES RECEIVABLE

      The Company had the following notes receivable at March 31, 1997 and December 31, 1996:

                                                                                             1997           1996
                                                                                          ---------      ---------
      Note from sale of building, receipts of $1,390 per month
      at 9% interest.  Secured by building sold.  Due July 1997.                         $  138,485     $  139,524

      Note from sale of building, interest only receipts of
      $5,366 per month at 8.5% interest.  Secured by building
      sold.  Due November 2003.                                                             757,500        757,500

      Note from sale of building, receipts of $1,004 per month
      at 8% interest.  Secured by building sold.  Due December
      2001.                                                                                 111,222        111,999
                                                                                          ---------      ---------

                  Total notes receivable                                                 $1,007,207     $1,009,023
                                                                                          =========      =========


Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


 4.   MINIMUM FUTURE RENTALS

      The Company leases single-tenant buildings to tenants under noncancelable operating leases requiring the greater of fixed or percentage rents. The leases are triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities.

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
             1997, remaining nine months                            $   642,499
             1998                                                       847,414
             1999                                                       822,445
             2000                                                       761,452
             2001                                                       638,708
             Thereafter                                               1,975,704

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

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $1,639,593 at March 31, 1997, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In April 1997, the Partnership distributed accumulated cash to the partners in the amount of $1,400,000. The Partnership has no debt, and currently approximately $71,000 a month from rental revenue. Management anticipates that rental revenue should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1997 will continue to come from rental of the real estate properties currently owned. The Partnership may also, from time to time, sell certain properties which would provide cash for distribution. Management anticipates that rental revenue will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change if properties are sold and/or excess cash is distributed to the unit holders (partners).

The cash of the Partnership increased by $246,226 at March 31, 1997 when compared to the December 31, 1996. This increase was primarily due to $967,497 the Company received from deposits related to a property sold in 1996 for which it received cash in 1997, and due to net income of $172,382. Netted against this increase are distributions of $1,000,000 in January 1997.

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

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996

Base rent decreased $52,989 or 20% from the previous year. During 1996, four properties were sold which accounted for approximately $55,376 of rents in the first quarter of 1996. Also, a lease expired in 1996 which accounted for $11,340 of rental revenue in 1996 and $0 in 1997.

Operating expenses increased by $27,646 from the three months ended March 31, 1996 to the three months ended March 31, 1997. The net increase was primarily due to the $44,589 increase in bad debt expense. Bad debt expense increased $38,186 due to the non-payment by Toddle House Restaurants, which is currently in Chapter 11 Bankruptcy, of rents and finance charges that were billed in 1997. The finance charges of $28,680 is included in interest income. Bad debt expense also increased $23,453 in the anticipation of not collecting certain rents from Ponderosa Restaurant which has vacated its premises. Other expenses and other income varied very little between the two accounting periods, except depreciation expense which decreased $11,571 due to the sale of properties in 1996.

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

Dependence on Rental Revenue from Real Property. Since substantially all of the Partnership's income is derived from rental revenue from real property, the Partnership's income and funds for distribution would be adversely affected if a significant number of the Partnership's tenants were unable to meet their obligations to the Partnership or if the Partnership were unable to lease a significant amount of space in its buildings on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Partnership will be able to re-lease space on economically advantageous terms.

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Partnership to vary its portfolio promptly in response to changes in economic or other conditions.

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments).

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

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits: 27.1 - Financial Data Schedule
       (b) Reports on Form 8-K
            The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1997.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 13, 1997                    EXCEL PROPERTIES, LTD.
                                       (Registrant)

                                       Excel Realty Trust, Inc.
                                       (General Partner)



                                       By: /s/ Gary B. Sabin
                                          ---------------------------
                                          Gary B. Sabin,  President


                                       By: /s/ David A. Lund
                                          ---------------------------
                                          David A. Lund, Principal Financial
                                          Officer