Form 10-Q
period 1997-06-30
EXCEL PROPERTIES LTD
filed 1997-08-07
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:                        Commission File Number:

          JUNE 30, 1997                                   33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                              87-0426335
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

                      (1)  Yes X  No __

                      (2)  Yes X  No __

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                                                PAGE
                                                                                                                ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              June 30, 1997 (Unaudited)
              December 31, 1996 ...............................................................................  3

           Statements of Income
              Three Months Ended June 30, 1997 (Unaudited)
              Three Months Ended June 30, 1996 (Unaudited)
              Six Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited).......................................................  4

           Statements of Changes in Partners' Equity
              Six Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited).......................................................  5

           Statements of Cash Flows
              Six Months Ended June 30, 1997 (Unaudited)
              Six Months Ended June 30, 1996 (Unaudited).......................................................  6

           Notes to Financial Statements.......................................................................  7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................  10


PART II.  OTHER INFORMATION....................................................................................  12

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS


                                   ----------

                                                                                 JUNE 30,
                                                                 1997          DECEMBER 31,
                                                              (UNAUDITED)          1996
                                                             ------------      ------------
                                     ASSETS
Real estate:
    Land                                                     $  2,917,588      $  2,917,587
    Buildings                                                   4,557,955         4,557,955
    Less:  accumulated depreciation                            (1,334,053)       (1,261,704)
                                                             ------------      ------------
       Net real estate                                          6,141,490         6,213,838

Cash                                                              411,428         1,393,367
Escrow Deposits                                                      --             963,968
Accounts receivable, less allowance for bad debts of
    $234,148 and $236,017 in 1997 and 1996, respectively            2,779            79,217
Notes receivable                                                1,005,353         1,009,023
Interest receivable and other assets                               11,187             5,890
                                                             ------------      ------------

    Total assets                                             $  7,572,237      $  9,665,303
                                                             ============      ============



                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accounts payable:
       Affiliates                                            $        702      $        864
       Other                                                       27,038               935
    Tenant security deposits                                        5,000             5,000
    Deferred rental income                                         12,208            39,099
                                                             ------------      ------------
       Total liabilities                                           44,948            45,898
                                                             ------------      ------------


Partners' Equity:
    General partner's equity                                       15,297            23,573
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1997 and 1996,
      respectively                                              7,511,992         9,595,832
                                                             ------------      ------------
       Total partners' equity                                   7,527,289         9,619,405
                                                             ------------      ------------

       Total liabilities and partners' equity                $  7,572,237      $  9,665,303
                                                             ============      ============

                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED


                                   ----------


                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30,                     JUNE 30,
                                           -----------------------      -----------------------
                                              1997          1996           1997          1996
                                           ---------     ---------      ---------     ---------
Revenue:
    Base rent                              $ 216,397     $ 247,696      $ 430,027     $ 514,315
    Interest income                           30,707        53,730        100,805       100,984
                                           ---------     ---------      ---------     ---------

       Total revenue                         247,104       301,426        530,832       615,299
                                           ---------     ---------      ---------     ---------

Expenses:
    Accounting and legal                      37,273        12,879         42,455        21,776
    Administrative                             2,700         2,700          5,400         5,400
    Bad debts                                 30,180        67,763         91,819        84,813
    Management fees                            1,743         2,072          3,378         4,449
    Office expenses                            3,530         3,479          7,546         8,410
    Property taxes                              --          (6,100)          --          (6,100)
    Depreciation                              36,175        43,677         72,349        91,422
                                           ---------     ---------      ---------     ---------

       Total expenses                        111,601       126,470        222,947       210,170
                                           ---------     ---------      ---------     ---------

    Income before real estate sales          135,503       174,956        307,885       405,129

Gain - sale of real estate                      --         206,761           --         206,761
                                           ---------     ---------      ---------     ---------

       Net income                          $ 135,503     $ 381,717      $ 307,885     $ 611,890
                                           =========     =========      =========     =========



Net income allocated to:
    General partner                        $   1,355     $  22,195      $   3,079     $  24,974
    Limited partners                         134,148       359,522        304,806       586,916
                                           ---------     ---------      ---------     ---------

       Total                               $ 135,503     $ 381,717      $ 307,885     $ 611,890
                                           =========     =========      =========     =========


Net income per weighted average
  limited partnership unit                 $    0.99     $    2.66      $    2.25     $    4.34
                                           =========     =========      =========     =========

                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------




                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                         ------------------------------
                                             1997              1996
                                         ------------      ------------
Balance at January 1                     $  9,619,405      $ 11,367,654
Net income                                    307,885           611,890
Partner distributions                      (2,400,001)       (2,090,001)
                                         ------------      ------------
Balance at June 30                       $  7,527,289      $  9,889,543
                                         ============      ============

                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                             1997             1996
                                                                         -----------      -----------
Cash flows from operating activities:
    Net income                                                           $   307,885      $   611,890
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                                        72,349           91,422
          Allowance for doubtful accounts                                     91,817           84,812
          Gain on sale of real estate                                           --           (206,761)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                (15,380)          79,909
          Interest receivable                                                     37               24
        Increase (decrease) in liabilities:,
          Accounts payable                                                    25,941              227
          Property taxes payable                                              (5,334)           3,727
          Deferred rental income                                             (26,891)         (20,276)
                                                                         -----------      -----------

                 Net cash provided by operating activities                   450,424          644,974
                                                                         -----------      -----------


Cash flows from investing activities:
    Proceeds from escrow deposits                                            963,968             --
    Proceeds from real estate sales                                             --            901,187
    Collection of notes receivable                                             3,670            3,133
                                                                         -----------      -----------


                 Net cash provided in investing activities                   967,638          904,320
                                                                         -----------      -----------


Cash flows from financing activities:
    Cash distributions                                                    (2,400,001)      (2,090,001)
                                                                         -----------      -----------

                 Net cash used by financing activities                    (2,400,001)      (2,090,001)
                                                                         -----------      -----------

                 Net decrease in cash                                       (981,939)        (540,707)

Cash at January 1                                                          1,393,367        1,817,201
                                                                         -----------      -----------

Cash at June 30                                                          $   411,428      $ 1,276,494
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

      ORGANIZATION

      Excel Properties, Ltd. was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring and operating commercial real estate.

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

      CASH DEPOSITS

      At June 30, 1997, the carrying amount of the Partnership's cash deposits total $411,428. The bank balances are $446,464 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the six months ended June 30, 1997 or 1996. Also, the Partnership had no noncash investing or financing transactions for the six months ended June 30, 1997 or 1996.

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


2.    FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 1997 and 1996:

                                              1997        1996
                                            -------     -------
Management fees                             $ 3,378     $ 4,449
Administrative fees                           5,400       5,400
Accounting                                    3,302      12,840


3.    NOTES RECEIVABLE

      The Partnership had the following notes receivable at June 30, 1997 and December 31, 1996:

                                                                            1997           1996
                                                                         ----------     ----------
Note from sale of building, receipts of $1,390 per month
at 9% interest.  Secured by building sold.  Due July 1997                $  137,423     $  139,524

Note from sale of building, interest only receipts of
$5,366 per month at 8.5% interest.  Secured by building
sold.  Due November 2003                                                    757,500        757,500

Note from sale of building, receipts of $1,004 per month
at 8% interest.  Secured by building sold.  Due December
2001                                                                        110,430        111,999
                                                                         ----------     ----------

            Total notes receivable                                       $1,005,353     $1,009,023
                                                                         ==========     ==========


Continued

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


4.    MINIMUM FUTURE RENTALS

      The Partnership leases single-tenant buildings to tenants under noncancellable operating leases requiring the greater of fixed or percentage rents. The leases are triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities.

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

        YEAR ENDING DECEMBER 31,
        ------------------------

             1997, remaining six months                             $   428,858
             1998                                                       847,414
             1999                                                       822,445
             2000                                                       761,452
             2001                                                       638,708
             Thereafter                                               1,975,704


5.    SALE OF PROPERTY

      In 1997, there were no property sales. In 1996 the Partnership sold two buildings in Coon Rapids, Minnesota that were on lease to Kentucky Fried Chicken and Wendy's. The sale price for the two buildings, which were sold together, was $925,000 less $23,813 in selling expenses. The Partnership recognized a gain of $206,761 on the sale.

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

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $411,428 at June 30, 1997, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In July 1997, the Partnership distributed accumulated cash to the partners in the amount of $170,000. The Partnership has no debt and approximately $62,000 a month from rental revenue, net of bad debts. Management anticipates that rental revenue should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

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


Continued

The cash of the Partnership decreased by $981,939 at June 30, 1997 when compared to December 31, 1996. This decrease was partly due to payments of $1,400,001 in April 1997 and $1,000,000 in January 1997 in distributions to the partners. Company received approximately $963,968 from deposits related to a property sold in 1996 for which it received cash in 1997.

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

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996

Base rent decreased $31,299 or 13% from the previous year. During 1996, four properties were sold which accounted for approximately $40,585 of rents in the second quarter of 1996.

Operating expenses decreased by $14,871 from the three months ended June 30, 1996 to the three months ended June 30, 1997. The net decrease was primarily due to the $37,583 decrease in bad debt expense. Bad debt expense is from the Ponderosa Restaurant, who has vacated one of its premises and has not paid rent in accordance with the lease, and Toddle House, a tenant in bankruptcy. The decrease in bad debts was due to normal bad debt reserves for Ponderosa Restaurant and Toddle House in 1997 versus additional reserves set up in 1996 for outstanding amounts related to Ponderosa Restaurant which stopped paying rents. In addition, reserves for finance charges were made in 1996, no finance charges have been made in 1997. Accounting and legal expenses increased $24,394 relating to legal fees for the Ponderosa Restaurant. Other expenses and other income varied very little between the two accounting periods, except depreciation expense which decreased $16,428 due to the sale of properties in 1996.

Interest income decreased $23,023 or 43% over 1996 due to finance charges to Ponderosa Restaurant and Toddle House, charged in 1996 but not in 1997, and larger cash balances in 1996 than 1997 from proceeds relating to property sales before the funds were distributed to the partners.

Net income decreased $246,214 due largely to the sale of two properties in 1996. In 1996, the company recognized a gain of $206,761. There were no property sales in the three months ended June 30, 1997.

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996

Base rent decreased $84,288 or 16% from the previous year. During 1996, four properties were sold which accounted for approximately $96,769 of rents in the first six months of 1996.

Operating expenses increased by $12,777 from the six months ended June 30, 1996 to the six months ended June 30, 1997. The net increase was primarily due to the $20,679 increase in accounting and legal expense. The partnership paid $35,366 in legal fees relating to Ponderosa Restaurant. Bad debt expense relating to the Ponderosa Restaurant and Toddle House totaled $91,819. Other expenses and other income varied very little between the two accounting periods, except depreciation expense which decreased $19,073 due to the sale of properties in 1996.

In 1996, the company recognized a gain of $206,761 relating to the sale of two properties. There were no property sales in the six months ended June 30, 1997.

Management does not expect inflation to significantly impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases, Consumer Price Index adjustments, or by participating in


Continued
a percentage of the gross sales volume of the tenant. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the income should increase as operating expenses increase due to inflation.

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

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits: 27.1 - Financial Data Schedule
       (b) Reports on Form 8-K
            The Partnership filed no reports on Form 8-K during the quarter ended June 30, 1997.


Continued

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 6, 1997                  EXCEL PROPERTIES, LTD.
                                       (Registrant)

                                       Excel Realty Trust, Inc.
                                       (General Partner)



                                       By:  /s/ Gary B. Sabin
                                           -------------------------------
                                           Gary B. Sabin,  President


                                       By:  /s/ David A. Lund
                                           -------------------------------
                                           David A. Lund, Principal Financial
                                           Officer