Form 10-Q
period 1997-09-30
EXCEL PROPERTIES LTD
filed 1997-11-12
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:                         Commission File Number:

     SEPTEMBER 30, 1997                             33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                 87-0426335
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

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                     PAGE
                                                                     ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              September 30, 1997 (Unaudited)
              December 31, 1996 ...................................... 3

           Statements of Income
              Three Months Ended September 30, 1997 (Unaudited)
              Three Months Ended September 30, 1996 (Unaudited)
              Nine Months Ended September 30, 1997 (Unaudited)
              Nine Months Ended September 30, 1996 (Unaudited)........ 4

           Statements of Changes in Partners' Equity
              Nine Months Ended September 30, 1997 (Unaudited)
              Nine Months Ended September 30, 1996 (Unaudited)........ 5

           Statements of Cash Flows
              Nine Months Ended September 30, 1997 (Unaudited)
              Nine Months Ended September 30, 1996 (Unaudited)........ 6

           Notes to Financial Statements.............................. 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................... 10


PART II.  OTHER INFORMATION.......................................... 12

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS


                                   ----------


                                                             SEPTEMBER 30,
                                                                 1997           DECEMBER 31,
                                                              (UNAUDITED)           1996
                                                             -------------      ------------
                                     ASSETS
Real estate:
    Land                                                     $   2,857,264      $  2,917,587
    Buildings                                                    4,417,199         4,557,955
    Less:  accumulated depreciation                             (1,332,692)       (1,261,704)
                                                             -------------      ------------
       Net real estate                                           5,941,771         6,213,838

Cash                                                               653,418         1,393,367
Escrow deposits                                                       --             963,968
Accounts receivable, less allowance for bad debts of
    $182,106 and $181,019 in 1997 and 1996, respectively            20,195            79,217
Notes receivable                                                 1,003,458         1,009,023
Interest receivable and other assets                                 7,707             5,890
                                                             -------------      ------------

    Total assets                                             $   7,626,549      $  9,665,303
                                                             =============      ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accounts payable:
       Affiliates                                            $       7,387      $        864
       Other                                                         1,371               935
    Tenant security deposits                                         5,000             5,000
    Deferred rental income                                          10,408            39,099
                                                             -------------      ------------
       Total liabilities                                            24,166            45,898
                                                             -------------      ------------


Partners' Equity:
    General partner's equity                                         3,402            23,573
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1997 and 1996,
      respectively                                               7,598,981         9,595,832
                                                             -------------      ------------
       Total partners' equity                                    7,602,383         9,619,405
                                                             -------------      ------------

       Total liabilities and partners' equity                $   7,626,549      $  9,665,303
                                                             =============      ============


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED


                                   ----------


                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                        ------------------------     -----------------------
                                           1997           1996          1997          1996
                                        ---------      ---------     ---------     ---------
Revenue:
    Base rent                           $ 213,659      $ 250,142     $ 643,686     $ 764,457
    Percentage rents                         --           44,344          --          44,344
    Interest income                        22,330         46,900       123,135       147,884
                                        ---------      ---------     ---------     ---------

       Total revenue                      235,989        341,386       766,821       956,685
                                        ---------      ---------     ---------     ---------

Expenses:
    Accounting and legal                   13,650         10,372        56,105        32,148
    Administrative                          2,700          2,700         8,100         8,100
    Bad debts                             (52,042)        44,612        39,777       129,425
    Management fees                         2,464          2,870         5,842         7,319
    Office expenses                         4,536          1,455        12,082         9,865
    Property taxes                           --            6,100          --            --
    Depreciation                           35,503         43,677       107,852       135,099
                                        ---------      ---------     ---------     ---------

       Total expenses                       6,811        111,786       229,758       321,956
                                        ---------      ---------     ---------     ---------

    Income before real estate sales       229,178        229,600       537,063       634,729

Gain - sale of real estate                 17,593           --          17,593       206,761
                                        ---------      ---------     ---------     ---------

       Net income                       $ 246,771      $ 229,600     $ 554,656     $ 841,490
                                        =========      =========     =========     =========



Net income allocated to:
    General partner                     $   2,468      $   2,733     $   5,547     $  27,707
    Limited partners                      244,303        226,867       549,109       813,783
                                        ---------      ---------     ---------     ---------

       Total                            $ 246,771      $ 229,600     $ 554,656     $ 841,490
                                        =========      =========     =========     =========


Net income per weighted average
  limited partnership unit              $    1.81      $    1.68     $    4.06     $    6.01
                                        =========      =========     =========     =========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------


                                  NINE MONTHS ENDED
                                    SEPTEMBER 30,
                            ------------------------------
                                1997              1996
                            ------------      ------------
Balance at January 1        $  9,619,405      $ 11,367,654
Net income                       554,656           841,490
Partner distributions         (2,571,678)       (3,192,056)
                            ------------      ------------
Balance at September 30     $  7,602,383      $  9,017,088
                            ============      ============


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               ----------------------------
                                                                   1997             1996
                                                               -----------      -----------
Cash flows from operating activities:
    Net income                                                 $   554,656      $   841,490
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                             107,852          135,099
          Allowance for doubtful accounts                           39,777          129,425
          Gain on sale of real estate                              (17,593)        (206,761)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                       19,245           35,117
          Interest receivable and other assets                      (1,816)             (64)
        Increase (decrease) in liabilities:,
          Accounts payable                                           6,959            1,997
          Property taxes payable                                      --              8,656
          Deferred rental income                                   (28,691)           2,812
                                                               -----------      -----------

                 Net cash provided by operating activities         680,389          947,771
                                                               -----------      -----------


Cash flows from investing activities:
    Proceeds from escrow deposits                                  963,968             --
    Proceeds from real estate sales                                181,807          901,187
    Collection of notes receivable                                   5,565            4,622
                                                               -----------      -----------

                 Net cash provided by investing activities       1,151,340          905,809
                                                               -----------      -----------


Cash flows from financing activities:
    Cash distributions                                          (2,571,678)      (3,192,056)
                                                               -----------      -----------

                 Net cash used by financing activities          (2,571,678)      (3,192,056)
                                                               -----------      -----------

                 Net decrease in cash                             (739,949)      (1,338,476)

Cash at January 1                                                1,393,367        1,817,201
                                                               -----------      -----------

Cash at September 30                                           $   653,418      $   478,725
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

      CASH DEPOSITS

      At September 30, 1997, the carrying amount of the Partnership's cash deposits total $653,418. The bank balances are $675,494 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the nine months ended September 30, 1997 or 1996. Also, the Partnership had no noncash investing or financing transactions for the nine months ended September 30, 1997 or 1996.

      INCOME TAXES

      The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.

      ACCOUNTS RECEIVABLE

      All net accounts receivable are deemed to be collectible within the next 12 months.



Continued                               7

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


2.    FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 1997 and 1996:

                                                 1997           1996
                                              ---------      ---------

      Management fees                           $ 5,842        $ 7,319
      Administrative fees                         8,100          8,100
      Accounting                                  4,860         14,460


3.    NOTES RECEIVABLE

      The Partnership had the following notes receivable at September 30, 1997 and December 31, 1996:

                                                                  1997           1996
                                                               ----------     ----------
Note from sale of building, receipts of $1,390 per month
at 9% interest.  Secured by building sold.  Currently due.     $  136,336     $  139,524

Note from sale of building, interest only receipts of
$5,366 per month at 8.5% interest.  Secured by building
sold.  Due November 2003.                                         757,500        757,500

Note from sale of building, receipts of $1,004 per month
at 8% interest.  Secured by building sold.  Due December
2001.                                                             109,622        111,999
                                                               ----------     ----------

            Total notes receivable                             $1,003,458     $1,009,023
                                                               ==========     ==========



Continued                               8

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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
                  1997, remaining three months                     $   185,640
                  1998                                                 732,002
                  1999                                                 707,032
                  2000                                                 646,040
                  2001                                                 544,895
                  Thereafter                                         1,809,010


5.    SALE OF PROPERTY

      In 1997, the Partnership sold a property leased by Kindercare in Indianapolis, Indiana. The net proceeds for the building were $181,807 and a gain of $17,593 was recognized on the sale. In 1996 the Partnership sold two buildings in Coon Rapids, Minnesota that were on lease to Kentucky Fried Chicken and Wendy's. The proceeds on the sale of the two buildings which were sold together were $901,187. The Partnership recognized a gain of $206,761 on the sale.

                             EXCEL PROPERTIES, LTD.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns fifteen properties. The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

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

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $653,418 at September 30, 1997, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In October 1997, the Partnership distributed accumulated cash to the partners in the amount of $430,000. The Partnership has no debt and approximately $59,000 a month from rental revenue, net of bad debts as of September 30, 1997. Management anticipates that rental revenue should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

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



Continued                              10

The cash of the Partnership decreased by $739,949 at September 30, 1997 when compared to December 31, 1996. This decrease was partly due to payments of $2,571,678 in distributions to the partners during 1997. The partnership received cash in 1997 from deposits related to a property sold in 1996 and $181,807 in August 1997 related to the sale of a building leased to Kindercare in Indianapolis, Indiana. Also, operations have provided $680,389 of cash.

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

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Base rent decreased $36,483 or 15% from the previous year. During 1996, four properties were sold which accounted for approximately $36,853 of rents in the third quarter of 1996. Percentage rents decreased $44,344 due to the sale of Denny's building in 1996 that generated all the percentage rents in 1996.

Interest income decreased $24,570 or 52% over 1996 due to finance charges to Ponderosa Restaurant and Toddle House, charged in 1996 but not in 1997, and larger cash balances in 1996 than 1997 from proceeds relating to property sales before the funds were distributed to the partners.

Operating expenses decreased by $104,975 from the three months ended September 30, 1996 to the three months ended September 30, 1997. The net decrease was primarily due to the $96,654 decrease in bad debt expense. The bad debt reserve is from the Ponderosa Restaurant, who has vacated one of its premises and has not been paying rent in accordance with the lease, and Toddle House, a tenant in bankruptcy. In September 1997, Ponderosa paid $85,000 to settle outstanding amounts which were reversed against the bad debt expense. Other expenses and other income varied very little between the two accounting periods, except depreciation expense which decreased $8,174 due to the sale of properties in 1996.

In 1997, the company recognized a gain of $17,593 relating to the sale of the building leased to Kindercare in Indianapolis, Indiana. There were no sales in the three months ended September 30, 1996.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

Base rent decreased $120,771 or 16% from the previous year. Four properties were sold in 1996 which accounted for approximately $133,622 of rents in the first nine months of 1996 and none in 1997. Percentage rents decreased $44,344 due to the sale of Denny's building in 1996 that generated all the percentage rents in 1996.

Operating expenses decreased by $92,198 from the nine months ended September 30, 1996 to the nine months ended September 30, 1997. The net decrease was primarily due to the $89,648 decrease in bad debt expense as discussed above. Accounting and legal expenses increased by $23,957. The partnership paid $44,914 in legal fees relating to Ponderosa Restaurant. Other expenses and other income varied very little between the two accounting periods, except depreciation expense which decreased $27,247 due to the sale of properties in 1996 and the sale of the Kindercare property in 1997.

In 1996, the company recognized a gain of $206,761 relating to the sale of two properties. In 1997, the company recognized a gain of $17,593 relating to the sale of the Kindercare property.


Management does not expect inflation to significantly impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally,



Continued                              11
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

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits: 27.1 - Financial Data Schedule



Continued                              12

         (b) Reports on Form 8-K
             The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1997                EXCEL PROPERTIES, LTD.
                                        (Registrant)

                                        Excel Realty Trust, Inc.
                                        (General Partner)



                                        By: /s/ Gary B. Sabin
                                           --------------------------------
                                           Gary B. Sabin,  President


                                        By: /s/ David A. Lund
                                           --------------------------------
                                           David A. Lund, Principal Financial
                                           Officer