Form 10-K
period 1997-12-31
EXCEL PROPERTIES LTD
filed 1998-03-16
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



     For the Fiscal Year Ended:                     Commission File Number:
         DECEMBER 31, 1997                                  33-2320



                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                 87-0426335
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

                                  (1) Yes X  No__

                                  (1) Yes X  No__

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

ITEM 2. PROPERTIES

The Partnership presently owns fourteen properties as follows:

KINDER-CARE LEARNING CENTERS

The Partnership owns six properties on lease to Kinder-Care, Inc., the nation's largest provider of day-care centers.

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

   The property is on lease until July 31, 2001. The annual rent over the remainder of the lease is as follows:

       January 1, 1997 to December 31, 1998       $ 33,202
       January 1, 1999 to December 31, 2000       $ 35,526
       January 1, 2001 to July 31, 2001           $ 20,724

KINDER-CARE LEARNING CENTER - DAYTON, OHIO

   Date of purchase:  May 28, 1987

   Purchase price:  $190,337

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

PARAGON RESTAURANT GROUP, INC.

The Partnership owns two properties operated as Mountain Jack's Restaurants, on lease to Paragon Steakhouse Restaurants, Inc. The company, headquartered in San Diego, California, is one of the nation's premier specialty restaurant chain operators. Their trade names include Mountain Jack's and Hungry Hunter.

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

   Property description: The property is located at a major shopping center at 915 Fort Crook Road, Bellevue, Nebraska, a suburb of Omaha, Nebraska. Bellevue is the home of the Strategic Air Command (SAC) which contributes largely to the area economy. The improvements consist of a free standing concrete block and glass building containing 4,870 square feet. The base minimum annual rent is $80,500 per year with scheduled rental increases occurring every third year of the lease based on increases in the Consumer Price Index not to exceed a 10% increase. The lease expires on July 5, 2008.

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

   Description of property: The building, containing 5,587 square feet, is situated on approximately one acre at 3354 Homer- Adams Parkway along Highway 111, which is the major east/west road system through the city. Alton, Illinois is situated across the Mississippi River from St. Louis, Missouri. The tenant has vacated the premises and the Partnership is attempting to re-lease and/or sell this property. Although the Partnership is attempting to collect amounts owed, the rents are being reserved for in bad debts. The Partnership received $153,386 in insurance proceeds related to fire damage that occurred in 1996. These proceeds have been offset against the cost of the property.

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

   Property description: This family restaurant is located at 13050 Aldrich Avenue South. Burnsville is a suburb approximately 11 miles south of Minneapolis. The property contains 6,614 square feet and is situated on 1.43 acres. The current rent is $72,480 per year and the lease expires on July 14, 2001.

TODDLE HOUSE RESTAURANT - KENNER, LOUISIANA

   Date of purchase:  November 26, 1991

   Purchase price:  $218,738

   Property description: Toddle House Restaurants is a national restaurant chain. It features 24-hour service with a cook-to- order menu. Toddle House Restaurants, Inc. is a wholly-owned subsidiary of Diversified Hospitality Group, Inc. (DHG) which also operates the Steak 'N' Eggs Kitchen restaurants. The property is located at 2,841 Loyola, Kenner, Louisiana and contains 2,175 square feet. The land on which the restaurant is located is 16,800 square feet.

   The current annual rent is $38,020 and the lease expires on November 25, 2011. Toddle House is currently in Chapter 11 Bankruptcy and did not pay any rent in 1997. The Partnership is attempting to re-lease or sell this property.


ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

     A) A public market for the Partnership's units does not exist and is not likely to develop.

     B) As of December 31, 1997, there were 1,649 investors holding 135,299 units.

     C) The Partnership made its first cash flow distribution from operations in May 1987. Since that date, consistent cash distributions have been made at the end of each calendar quarter through December 31, 1997. The Partnership expects to continue to make cash distributions on a quarterly basis in the future.

                                     PART II


ITEM 6. SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the
Partnership:

INCOME STATEMENT DATA
                                                1997          1996          1995          1994          1993
                                             ----------    ----------    -----------   -----------   -----------
Total rental revenue                         $  827,221    $1,048,015    $ 1,185,371   $ 1,145,656   $ 1,226,545
Interest and other income                       156,668       202,786        129,399       112,772        41,354

Operating expenses:
  Property expenses                              70,308       214,221         63,761        (2,438)       56,091
  General and administrative                    221,517        59,106         36,972        43,955        47,340
  Depreciation                                  143,021       176,133        193,696       212,716       227,306

Net income before real estate sales             675,971       801,341      1,020,341     1,004,195       937,162

Gain on sale
    of real estate                               84,373       880,643        450,293          --         273,251

Net income                                      760,344     1,681,984      1,470,634     1,004,195     1,210,413

Per Unit Data:
  Net income                                       5.45         12.07          10.77          7.33          8.82
  Distributions                                   21.96         25.10           8.50          8.90          8.37


BALANCE SHEET DATA

Net real estate                               5,777,802     6,213,838      8,414,719     9,451,413     9,664,128
Cash                                            444,616     1,393,367      1,817,201       641,053       626,726
Accounts receivable, net                         19,897        79,217        165,083        19,135        44,029
Total assets                                  7,415,403     9,665,303     11,417,867    11,138,851    11,367,996

Total liabilities                                37,333        45,898         50,213        79,274        61,722
Partners' equity                              7,378,070     9,619,405     11,367,654    11,059,577    11,306,274

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

Comparison of year ended December 31, 1997 to year ended December 31, 1996.

The net income of the Partnership decreased by $921,640 in 1997 when compared to 1996. The differences in income and expenses are explained below.

Rental revenue decreased by $183,893 or 18% to $827,221 in 1997 from $1,011,114 in 1996. The decrease in rental revenue is primarily attributed to the sale of four properties in 1996, which accounted for $190,551 in rental revenue in 1996. In 1997, the company sold one operating property which accounted for $7,200 in rental revenue in 1997. Percentage rents decreased $36,901 due to the sale of the Denny's building in 1996 that generated all the percentage rents in 1996.

Interest income decreased by $46,118 in 1997 from 1996. This decrease was due to finance charges to Ponderosa Restaurant and Toddle House, charged in 1996 but not in 1997, and larger cash balances in 1996 than 1997 from proceeds relating to certain property sales before the funds were distributed to the partners.

Operating expenses decreased by $141,542 in 1997 from 1996. The net decrease was primarily attributed to the $134,716 decrease in bad debt expense and the decrease of $17,563 in depreciation. The bad debt expense for 1997 was $48,892 as compared to $183,608 in 1996. The decrease in bad debts was due largely to the write-off of finance charges reserved for Toddle House in 1996. No finance charges were made in 1997 relating to this tenant. Legal expense increased by $28,399 primarily due to collection efforts on amounts owed to the Partnership from Ponderosa which incurred fire damages during the year. Depreciation expense decreased primarily due to the properties sold during 1996. Overall, other expenses and other income varied little between the two accounting periods, except for office expenses which increased by $8,073 or 102%. The increase was due primarily to costs related to SEC filings and various expenses relating to the Ponderosa restaurant.

During 1997 the Partnership sold one property and a parcel of land. In August , the Partnership sold a building leased to Kindercare located in Indianapolis, Indiana for $182,388. The Partnership recognized a net gain of $18,173. In September, the partnership sold a parcel of land in Las Vegas, Nevada for $195,000. The Partnership recognized a gain of $66,200 on the sale. In 1996, the Partnership sold four properties and a parcel of land for $2,752,006 and realized a net gain of $880,643.

Based on current leases in place, management believes that the operating revenues and related expenses of the Partnership in 1997 should be somewhat indicative of the operations of the Partnership in 1998. Various factors may, however, influence 1998 operations. These may include such events as additional property sales, tenants who default on leases or new tenants obtained by the Partnership to lease vacant properties.

The Partnership has continued to distribute cash flows to the limited partners since 1989. Management anticipates that distributions from cash flows will continue in 1998. The distributions may be supplemented by excess proceeds from property sales, if any. If additional properties are sold and proceeds are distributed to the partners instead of reinvested, recurring distributions are expected to decrease in the future.

Comparison of year ended December 31, 1996 to year ended December 31, 1995.

The net income of the Partnership increased by $211,350 in 1996 when compared to 1995. The differences in income and expenses are explained below.

Rental revenue decreased by $137,356 or 11.6% to $1,048,015 in 1996 from $1,185,371 in 1995. During 1996, the Company sold four operating properties which accounted for the decrease. These properties accounted for $190,551 of rental revenue in 1996 compared to $258,273 in 1995, a decrease of $67,722. Also, a building and a land parcel that were sold in 1995, had contributed $129,669 to 1995 rental revenues. The lost rental revenue from properties sold was offset partially by additional rental revenue from rent increases from existing tenants.

Interest income increased by $73,387 in 1996 from 1995. This increase was due to the additional amount of cash on hand which the Partnership invested in interest bearing accounts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership is in the business of purchasing and holding improved commercial properties for long-term investment income. The Partnership currently owns and manages fourteen properties. All fourteen properties are single tenant buildings.

Each of the Partnership's present properties is leased to an operator/lessee on an absolute net basis, whereby the lessee pays all maintenance, repairs, property taxes and insurance. Two properties however, are leased to tenants not paying rent. The Partnerships' leases typically provide a minimum rental plus a percentage of the lessee's gross revenues from the property operation and/or a cost of living increase and/or a fixed rental increase.

The Partnership has $444,616 in cash at December 31, 1997, with no outstanding debt on any of the properties that it owns. As such, management does not anticipate any liquidity difficulties at this time. The Partnership has income of approximately $62,000 per month from rental income which management anticipates would cover expenses which might need to be paid. However, the Partnership does not expect to use funds for operational expenses, except miscellaneous costs on the dark Ponderosa Restaurant and Toddle House buildings, as the properties are leased on a triple-net lease basis.

The Partnership's primary source of cash in 1998 is expected to continue to come from the rental of the real estate properties currently owned. Management expects that rental income will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or income were to decrease the Partnership would decrease the quarterly distributions to the limited partners. Management does not expect the quarterly distributions to increase or decrease dramatically in the future unless operating properties are sold and proceeds are distributed to partners instead of reinvested.

The Partnership has purchased all its properties for cash. The Partnership may finance one or more of its existing properties if, among other conditions: (1) the property is held for at least two years (all properties have been owned by the Partnership for more than two years), (2) the financing proceeds equal or exceed the Partnership's investment in the property and (3) the Partnership distributes the financing proceeds to the partners. To date, the Partnership has not leveraged any of its properties.

The cash of the Partnership decreased by $948,751 in 1997 when compared to the previous year. This decrease was due primarily to the $3,001,679 that was distributed to partners. In 1997, $211,638 was collected from real estate sales proceeds and $963,968 was collected from escrow deposits. Also, net cash provided by operating activities amounted to $869,822.

In 1997, bad debt expense primarily related to two tenants, Toddle House Restaurants and Ponderosa, that did not pay rent. The Partnership is currently in the process of attempting to re-lease or sell the properties related to these tenants.

The cash and liquidity position of the Partnership has continued to increase over the past three years. Management believes that the Partnership is in a very stable liquidity position since it owns all of its real estate free of debt. Management expects that the liquidity of the Partnership will change in the future as excess cash is distributed to the unit holders (partners).

The Partnership currently uses Management Reports Inc. ("MRI") software on a Novell local area network. The MRI software will require an upgrade to make it year 2000 compliant, which the Partnership intends to complete prior to December 31, 1999. The Partnership does not believe that additional costs associated with the software upgrade and additional implementation and training costs will be material to the Partnership's financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:

                                                                                               Page
                                                                                               ----
    1)  Report of Independent Accountants                                                       F-2
    2)  Balance Sheets
          December 31, 1997 and 1996                                                            F-3
    3)  Statements of Income
          Years Ended December 31, 1997, 1996 and 1995                                          F-4
    4)  Statements of Changes in Partners' Equity
          Years Ended December 31, 1997, 1996 and 1995                                          F-5
    5)  Statements of Cash Flows
          Years Ended December 31, 1997, 1996 and 1995                                          F-6
    6)  Notes to Financial Statements                                                           F-7
    7)  Financial Statement Schedules:
          II - Valuation and Qualifying Accounts
            Years Ended December 31, 1997, 1996 and 1995                                       F-11
          III - Real Estate and Accumulated Depreciation
            December 31, 1997                                                                  F-12



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

The names, ages and positions of responsibility held by the executive officers and directors of Excel Realty Trust, Inc. are as follows:

      Name                Age                    Position
      ----                ---                    --------
Gary B. Sabin              44         President and Chairman of the Board
Richard B. Muir            43         Executive Vice President and Director
David A. Lund              46         Chief Financial Officer, Treasurer
Ronald H. Sabin            47         Senior Vice President
Graham R. Bullick          47         Senior Vice President
Mark T. Burton             37         Senior Vice President
S. Eric Ottesen            43         General Counsel and Senior Vice President

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


                                                                       PERCENT OF
                                                       NUMBER           UNITS AT
   TITLE OF CLASS           BENEFICIAL OWNER          OF UNITS          12/31/97
   --------------           ----------------          --------         ----------
Units of Limited
Partnership Interest        Gary B. Sabin               None              None

Units of Limited            Excel Realty
Partnership Interest        Trust, Inc.                  853              0.630%



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the general partner or their affiliates during the year ended December 31, 1997:

    DESCRIPTION                              AMOUNT
    -----------                             --------
Management fees                             $  7,767
Administrative fees                           10,800
Accounting                                    14,994



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



Date: March 12, 1998                    Excel Properties, Ltd.
                                        (Registrant)

                                        Excel Realty Trust, Inc.
                                        (General Partner)


                                        By: /s/ Gary B. Sabin
                                           --------------------------------
                                           Gary B. Sabin
                                           President

                                        By: /s/ David A. Lund
                                           --------------------------------
                                           David A. Lund
                                           Principal Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                       PAGE
                                                                                       ----
1.   FINANCIAL STATEMENTS:

           Report of Independent Accountants - Squire & Co..............................F-2

           Balance Sheets
              December 31, 1997 and 1996................................................F-3

           Statements of Income
              Years Ended December 31, 1997, 1996 and 1995..............................F-4

           Statements of Changes in Partners' Equity
              Years Ended December 31, 1997, 1996 and 1995..............................F-5

           Statements of Cash Flows
              Years Ended December 31, 1997, 1996 and 1995..............................F-6

           Notes to Financial Statements................................................F-7


2.   FINANCIAL STATEMENT SCHEDULES:

           Schedule II - Valuation and Qualifying Accounts
              Years Ended December 31, 1997, 1996 and 1995.............................F-11

           Schedule III - Real Estate and Accumulated Depreciation
              December 31, 1997........................................................F-12

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purposes of forming an opinion in the basic financial statements taken as a whole. Financial statement Schedules II and III are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

SQUIRE & CO.

February 5, 1998
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                   ----------




                                                                1997             1996
                                                             -----------      -----------
                                          ASSETS
Real estate:
    Land                                                     $ 2,728,464      $ 2,917,587
    Buildings                                                  4,417,200        4,557,955
    Less: accumulated depreciation                            (1,367,861)      (1,261,704)
                                                             -----------      -----------
       Net real estate                                         5,777,803        6,213,838

Cash                                                             444,616        1,393,367
Escrow deposits                                                     --            963,968
Accounts receivable, less allowance for bad debts of
    $191,764 and $236,017 in 1997 and 1996, respectively          19,897           79,217
Notes receivable                                               1,167,273        1,009,023
Interest receivable                                                5,814            5,890
                                                             -----------      -----------
    Total assets                                             $ 7,415,403      $ 9,665,303
                                                             ===========      ===========


                             LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                            $       697      $       864
       Other                                                       2,139              935
    Property taxes payable                                        19,089             --
    Tenant security deposits                                       5,000            5,000
    Deferred rental income                                        10,408           39,099
                                                             -----------      -----------
       Total liabilities                                          37,333           45,898
                                                             -----------      -----------


Partners' Equity:
    General partner's equity                                      16,376           23,573
    Limited partners' equity, 235,308 units authorized,
       135,299 units issued and outstanding                    7,361,694        9,595,832
                                                             -----------      -----------
       Total partners' equity                                  7,378,070        9,619,405
                                                             -----------      -----------

       Total liabilities and partners' equity                $ 7,415,403      $ 9,665,303
                                                             ===========      ===========

                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   ----------



                                           1997           1996           1995
                                        ----------     ----------     ----------
Revenue:
    Base rent                           $  827,221     $1,011,114     $1,146,919
    Percentage rents                          --           36,901         38,452
    Interest and other income              156,668        202,786        129,399
                                        ----------     ----------     ----------

       Total revenue                       983,889      1,250,801      1,314,770
                                        ----------     ----------     ----------

Operating Expenses:
    Bad debts                               48,892        183,608         50,617
    Depreciation                           143,021        176,133        193,696
    Accounting and legal                    67,834         40,424         18,969
    Property taxes                          13,649         17,962           --
    Administrative                          10,800         10,800         10,800
    Management fees                          7,767          9,414         10,186
    Office expenses                         15,955          7,882          7,203
    Miscellaneous                             --            3,237          2,958
                                        ----------     ----------     ----------

       Total operating expenses            307,918        449,460        294,429
                                        ----------     ----------     ----------

Net income before real estate sales        675,971        801,341      1,020,341

Gain - sale of real estate                  84,373        880,643        450,293
                                        ----------     ----------     ----------

       Net income                       $  760,344     $1,681,984     $1,470,634
                                        ==========     ==========     ==========

Net income allocated to:
    General partner                     $   22,820     $   49,182     $   15,303
    Limited partners                       737,524      1,632,802      1,455,331
                                        ----------     ----------     ----------

       Total                            $  760,344     $1,681,984     $1,470,634
                                        ==========     ==========     ==========

Net income per weighted average
  limited partnership unit              $     5.45     $    12.07     $    10.77
                                        ==========     ==========     ==========

                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   ----------



                                         GENERAL           LIMITED
                                         PARTNERS          PARTNERS           TOTAL
                                       ------------      ------------      ------------
Balance at January 1, 1995             $      5,000      $ 11,054,577      $ 11,059,577

Liquidation of Limited Partnership
     units - 1995                              --              (2,000)           (2,000)

Syndication fees - 1995                        --                 600               600

Net income - 1995                            15,303         1,455,331         1,470,634

Partner distributions - 1995                (11,612)       (1,149,545)       (1,161,157)
                                       ------------      ------------      ------------

Balance at December 31, 1995                  8,691        11,358,963        11,367,654

Net income - 1996                            49,182         1,632,802         1,681,984

Partner distributions - 1996                (34,300)       (3,395,933)       (3,430,233)
                                       ------------      ------------      ------------

Balance at December 31, 1996                 23,573         9,595,832         9,619,405

Net income - 1997                            22,820           737,524           760,344

Partner distributions - 1997                (30,017)       (2,971,662)       (3,001,679)
                                       ------------      ------------      ------------

Balance at December 31, 1997           $     16,376      $  7,361,694      $  7,378,070
                                       ============      ============      ============

                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   ----------


                                                             1997             1996             1995
                                                          -----------      -----------      -----------
Cash flows from operating activities:
   Net income                                             $   760,344      $ 1,681,984      $ 1,470,634
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                         143,021          176,133          193,696
         Allowance for doubtful accounts                       48,892          184,422           50,617
         Gain on sale of real estate                          (84,373)        (880,643)        (450,293)
         Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                                10,429          (95,237)        (196,565)
            Interest receivable                                    75             (698)              46
         Increase (decrease) in liabilities:
            Accounts payable                                    1,036           (2,237)             568
            Property taxes payable                             19,089           (4,258)          (7,837)
            Deferred rental income                            (28,691)          (1,139)         (21,792)
                                                          -----------      -----------      -----------

            Net cash provided by operating activities         869,822        1,058,327        1,039,074
                                                          -----------      -----------      -----------

Cash flows from investing activities:
   Collection of escrow deposits                              963,968             --               --
   Proceeds from real estate sales                            211,638        1,941,423        2,703,525
   Purchase of real estate                                       --               --         (1,410,234)
   Collection of notes receivable                               7,500            6,649            6,340
                                                          -----------      -----------      -----------

            Net cash provided by investing activities       1,183,106        1,948,072        1,299,631
                                                          -----------      -----------      -----------

Cash flows from financing activities:
   Redemption of partnership units                               --               --             (2,000)
   Syndication costs reimbursed                                  --               --                600
   Cash distributions                                      (3,001,679)      (3,430,233)      (1,161,157)
                                                          -----------      -----------      -----------

            Net cash used by financing activities          (3,001,679)      (3,430,233)      (1,162,557)
                                                          -----------      -----------      -----------

            Net increase (decrease) in cash                  (948,751)        (423,834)       1,176,148

Cash at beginning of year                                   1,393,367        1,817,201          641,053
                                                          -----------      -----------      -----------

Cash at end of year                                       $   444,616      $ 1,393,367      $ 1,817,201
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

                             EXCEL PROPERTIES, LTD.


                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     ORGANIZATION

     Excel Properties, Ltd. (the "Partnership") was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

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

     The Partnership assesses whether there has been an impairment in the value of its real estate by considering factors such as expected future operating income, trends, and prospects, as well as the effects of the demand, competition and other economic factors. Such factors include a lessee's ability to pay rent under the terms of the lease. If a property is leased at a significantly lower rent, the Partnership may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment.

     CASH DEPOSITS

     At December 31, 1997, the carrying amount of the Partnership's cash deposits total $444,616. The bank balances are $523,370 of which $177,754 which is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     There was no interest or taxes paid for the years ended December 31, 1997, 1996 or 1995. In 1997, the Partnership assumed a note receivable in the amount of $165,750 in conjunction with the sale of a land parcel. In 1996, $963,968 in proceeds from the sale of a restaurant in Colorado were deposited in an escrow account. These transactions are excluded from the statement of cash flows. The Partnership had no noncash investing or financing transactions in 1995.


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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements for the years ended December 31, 1996 and 1995 in order to conform with the current period presentation.

2.   FINANCIAL STATEMENT AND TAX RETURN DIFFERENCES

     The Partnership had the following differences between the financial statements and the Partnership tax return.

                                                1997              1996              1995
                                            ------------      ------------      ------------
Net income:
     Financial statements                   $    760,344      $  1,681,984      $  1,470,634
     Tax returns                                 724,356         1,870,650         1,508,743
                                            ------------      ------------      ------------
            Difference                      $     35,988      $   (188,666)     $    (38,109)
                                            ============      ============      ============

Difference is due to:
     Allowance for bad debts                $     44,252      $   (184,422)     $    (50,617)
     Deferred gain - like kind exchange           (8,264)           (4,244)           12,508
                                            ------------      ------------      ------------
                                            $     35,988      $   (188,666)     $    (38,109)
                                            ============      ============      ============

Partners' equity:
     Financial statements                   $  7,378,070      $  9,619,405      $ 11,367,654
     Tax returns                               8,779,157        11,056,481        12,616,064
                                            ------------      ------------      ------------
            Difference                      $ (1,401,087)     $ (1,437,076)     $ (1,248,410)
                                            ============      ============      ============

Difference is due to:
     Syndication costs                      $ (1,498,718)     $ (1,498,718)     $ (1,498,718)
     Allowance for bad debts                    (191,764)         (236,017)          (51,595)
     Deferred gain - like-kind exchange             --               8,264            12,508
     Deferred gain on sale of building           289,395           289,395           289,395
                                            ------------      ------------      ------------
                                            $ (1,401,087)     $ (1,437,076)     $ (1,248,410)
                                            ============      ============      ============



Continued                              F-8

                             EXCEL PROPERTIES, LTD.

                                   ----------


3.   FEES PAID TO GENERAL PARTNER:

     The Partnership has paid the General Partner or its affiliates the following fees:

                         1997        1996        1995
                        -------     -------     -------
Management fees         $ 7,767     $ 9,414     $10,186
Administrative fees      10,800      10,800      10,800
Accounting               14,994      16,080       6,480

4.   NOTES RECEIVABLE:

     The Company had the following notes receivable at December 31, 1997 and 1996:

                                                                  1997           1996
                                                               ----------     ----------
Note from the sale of land, interest at 10%.  Due upon the
occurrence of certain events                                   $  165,750     $     --

Note from sale of building, receipts of $1,390 per month
at 9% interest.  Secured by building sold.  Currently Due         135,225        139,524

Note from sale of building, interest only receipts of
$5,366 per month at 8.5% interest.  Secured by building
sold.  Due November 2003                                          757,500        757,500

Note from sale of building, receipts of $1,004 per month
at 8% interest.  Secured by building sold.  Due December
2001                                                              108,798        111,999
                                                               ----------     ----------

            Total notes receivable                             $1,167,273     $1,009,023
                                                               ==========     ==========

5.   MINIMUM FUTURE RENTALS:

     The Company leases single-tenant buildings to tenants under noncancelable operating leases requiring the greater of fixed or percentage rents. The leases are primarily triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities. Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

YEAR ENDING DECEMBER 31,
------------------------
       1998                                            $ 693,981
       1999                                              669,012
       2000                                              608,019
       2001                                              506,875
       2002                                              369,988
       Thereafter                                      1,062,515



Continued                              F-9

                             EXCEL PROPERTIES, LTD.

                                   ----------

6.   REAL ESTATE:

     In 1997, the Partnership sold one property and a parcel of land. In August 1997, the Partnership sold a building leased to Kinder Care in Indianapolis, Indiana. The net sales price was $182,388 and a $18,173 gain was recognized on the sale. In September 1997, the Partnership sold a land parcel in Las Vegas, Nevada for $195,000. The Partnership issued a note receivable in the amount of $165,750 in conjunction with the sale and recognized a gain of $66,200.

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

     In March 1995, the Partnership purchased a 39% undivided interest in a parcel of ground in Las Vegas, Nevada for $1,410,233. The ground was leased with the Partnership's share of rent equaling $169,228 per year. The ground was subdivided into three building lots and the lessee constructed a building on one of the three lots. The building was sold in November 1995 and one of the land parcels in 1995. The sale price was $1,566,234 and the Partnership recognized a $351,152 gain on the sale. In February 1995, the Partnership also sold a building in Phoenix, Arizona that was on lease to Children's World. The sales price was $1,135,000 less $28,729 in selling expenses. The Partnership recognized a gain of $99,141.

                             EXCEL PROPERTIES, LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                 Additions                  Deductions
                                                 ----------     -----------------------------------
                                  Balance at                                                             Balance at
                                  Beginning      Charged to                                                 End
        Description                of Year        Expense            Description            Amount        of Year
-----------------------------     ----------     ----------     ---------------------      --------      ----------
Year ended December 31, 1997:

  Allowance for bad debts         $  236,017     $   48,892     Write-off of Accounts      $ 93,145      $  191,764
                                  ==========     ==========                                ========      ==========


Year ended December 31, 1996:

  Allowance for bad debts         $   51,595     $  183,608     Account adjustment         $   (814)     $  236,017
                                  ==========     ==========                                ========      ==========


Year ended December 31, 1995:

  Allowance for bad debts         $      978     $   50,617                                $   --        $ 51,595
                                  ==========     ==========                                ========      ==========

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997



                                                                                    COST
                                                                                 CAPITALIZED
                                                                                 SUBSEQUENT
                                                                                     TO
                                                        INITIAL COST             ACQUISITION
                                                ----------------------------     ------------
                                                                 BUILDINGS
                                                                    AND
       DESCRIPTION             ENCUMBRANCES        LAND         IMPROVEMENTS     IMPROVEMENTS
--------------------------     ------------     -----------     ------------     ------------
Kinder Care:
  Columbus, Ohio               $       --       $    57,101     $    133,236     $       --
  Gahanna, Ohio                        --            65,047          151,776             --
  West Carrollton, Ohio                --            57,101          133,236             --
  Grove City, Ohio                     --            66,702          155,638             --
  Dayton, Ohio                         --            57,101          133,236             --
  Indianapolis, Indiana                --            60,324          140,756             --
Paragon Restaurant:
  Middleburg Heights, Ohio             --           313,867          732,355             --
  Lafayette, Indiana                   --           324,028          756,068             --
Autoworks:
  Omaha, Nebraska                      --           275,432          413,148             --
Ponderosa:
  Ann Arbor, Michigan                  --           379,809          379,809             --
  Alton, Illinois                      --           369,740          554,639         (153,386)(d)
Volume Shoe-Plant City, FL             --           398,104          250,018             --
Benjamins-Burnsville, MN               --           216,612          505,428             --
Toddle House-Kenner, LA                --            87,496          131,243             --
                               ------------     -----------     ------------     ------------
                               $       --       $ 2,728,464     $  4,570,586     $   (153,386)
                               ============     ===========     ============     ============

                                          GROSS AMOUNT AT WHICH                                              LIFE ON WHICH
                                        CARRIED AT CLOSE OF PERIOD                                           DEPRECIATION
                               --------------------------------------------      ACCUMU-                       IN-LATEST
                                                BUILDINGS                         LATED                         INCOME
                                                   AND            TOTAL          DEPRECI-         DATE        STATEMENTS
       DESCRIPTION                LAND         IMPROVEMENTS       (A)(B)         ATION (C)      ACQUIRED      IS COMPUTED
--------------------------     -----------     ------------     -----------     -----------     --------     -------------
Kinder Care:
  Columbus, Ohio               $    57,101     $    133,236     $   190,337     $    44,941         1987       31.5 years
  Gahanna, Ohio                     65,047          151,776         216,823          51,194         1987       31.5 years
  West Carrollton, Ohio             57,101          133,236         190,337          44,941         1987       31.5 years
  Grove City, Ohio                  66,702          155,638         222,340          52,497         1987       31.5 years
  Dayton, Ohio                      57,101          133,236         190,337          44,941         1987       31.5 years
  Indianapolis, Indiana             60,324          140,756         201,080          38,540         1987       31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio         313,867          732,355       1,046,222         243,150         1987       31.5 years
  Lafayette, Indiana               324,028          756,068       1,080,096         247,021         1987       31.5 years
Autoworks:
  Omaha, Nebraska                  275,432          413,148         688,580         124,054         1988       31.5 years
Ponderosa:
  Ann Arbor, Michigan              379,809          379,809         759,618         108,015         1989       31.5 years
  Alton, Illinois                     --            401,253         401,253         152,865         1989       31.5 years
Volume Shoe-Plant City, FL         398,104          250,018         648,122          63,827         1989       31.5 years
Benjamins-Burnsville, MN              --            505,428         505,428         126,357         1990       31.5 years
Toddle House-Kenner, LA             87,496          131,243         218,739          25,519         1991       31.5 years
                               -----------     ------------     -----------     -----------     --------     -------------
                               $ 2,142,112     $  4,417,200     $ 6,559,312     $ 1,367,861
                               ===========     ============     ===========     ===========

(a)  Also represents cost for federal income tax purposes.

(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1997 is as follows:

                                     1997              1996              1995
                                 ------------      ------------      ------------
Balance at beginning of year     $  7,475,542      $  9,838,437      $ 10,815,480
Acquisitions                             --                --           1,410,234
Cost of property sold                (329,878)       (2,209,509)       (2,387,277)
Fire insurance proceeds                  --            (153,386)             --
                                 ------------      ------------      ------------
Balance at end of year           $  7,145,664      $  7,475,542      $  9,838,437
                                 ============      ============      ============

(c) Reconciliation of accumulated depreciation for the three years ended December 31, 1997 is as follows:

                                    1997             1996             1995
                                 -----------      -----------      -----------
Balance at beginning of year     $ 1,261,704      $ 1,423,718      $ 1,364,067
Expense                              143,021          176,133          193,696
Deletions                            (36,864)        (338,147)        (134,045)
                                 -----------      -----------      -----------
Balance at end of year           $ 1,367,861      $ 1,261,704      $ 1,423,718
                                 ===========      ===========      ===========

(d)  Represents fire insurance proceeds.