Form 10-Q
period 1998-03-31
EXCEL PROPERTIES LTD
filed 1998-05-12
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:                          Commission File Number:

        MARCH 31, 1998                                       33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                 87-0426335
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

                      (1)  Yes [X]         No [ ]

                      (2)  Yes [X]         No [ ]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets

              March 31, 1998 (Unaudited)
              December 31, 1997...............................................3

           Statements of Income
              Three Months Ended March 31, 1998 (Unaudited)
              Three Months Ended March 31, 1997 (Unaudited)...................4

           Statements of Changes in Partners' Equity
              Three Months Ended March 31, 1998 (Unaudited)
              Three Months Ended March 31, 1997 (Unaudited)...................5

           Statements of Cash Flows
              Three Months Ended March 31, 1998 (Unaudited)
              Three Months Ended March 31, 1997 (Unaudited)...................6

           Notes to Financial Statements......................................7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................10

PART II.  OTHER INFORMATION..................................................12

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------

                                                           MARCH 31,
                                                             1998           DECEMBER 31,
                                                          (UNAUDITED)           1997
                                                          -----------       ------------

                                     ASSETS
Real estate:
    Land                                                  $ 2,728,464       $ 2,728,464
    Buildings                                               4,417,200         4,417,200
    Less:  accumulated depreciation                        (1,402,918)       (1,367,861)
                                                          -----------       -----------
       Net real estate                                      5,742,746         5,777,803

Cash                                                          444,642           444,616
Accounts receivable, less allowance for bad debts of
    $819 and $191,764 in 1998 and 1997, respectively               16            19,897
Notes receivable                                            1,165,290         1,167,273
Interest receivable and other assets                            9,053             5,814
                                                          -----------       -----------

    Total assets                                          $ 7,361,747       $ 7,415,403
                                                          ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accounts payable:
       Affiliates                                         $     1,490       $       697
       Other                                                    1,793             2,139
    Property taxes payable                                      9,314            19,089
    Tenant security deposits                                    5,000             5,000
    Deferred rental income                                     13,175            10,408
                                                          -----------       -----------
       Total liabilities                                       30,772            37,333
                                                          ===========       ===========

Partners' Equity:
    General partner's equity                                   15,905            16,376
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1998 and 1997,
      respectively                                          7,315,070         7,361,694
                                                          -----------       -----------
       Total partners' equity                               7,330,975         7,378,070
                                                          -----------       -----------

       Total liabilities and partners' equity             $ 7,361,747       $ 7,415,403
                                                          ===========       ===========



                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME -- UNAUDITED

                                   ----------

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1998             1997
                                                           -------           ------
Revenue:
    Base rent                                             $ 175,012       $ 213,630
    Interest and other income                                27,327          70,098
                                                          ---------       ---------
       Total revenue                                        202,339         283,728
                                                          ---------       ---------

Operating Expenses:
    Depreciation                                             35,057          36,174
    Accounting and legal                                      4,920           5,182
    Office expenses                                           3,360           4,016
    Administrative                                            2,700           2,700
    Management fees                                           1,775           1,635
    Bad debts                                                 1,622          61,639
                                                          ---------          ------

       Total operating expenses                              49,434         111,346
                                                          ---------       ---------

       Net income                                         $ 152,905       $ 172,382
                                                          =========       =========

Net income allocated to:
    General partner                                       $   1,880       $   2,086
    Limited partners                                        151,025         170,296
                                                           --------        --------

       Total                                              $ 152,905       $ 172,382
                                                          =========       =========

Net income per weighted average
  limited partnership unit                                $    1.12       $    1.26
                                                          =========       =========



                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY -- UNAUDITED

                                   ----------

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                 1998                  1997
                                                ------                ------
Balance at January 1                          $7,378,070         $ 9,619,405
Net income                                       152,905             172,382
Partner distributions                           (200,000)         (1,000,000)
                                              ----------          ----------
Balance at March 31                           $7,330,975         $ 8,791,787
                                              ==========         ===========






                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS -- UNAUDITED

                                   ----------

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                ----------------------------------------
                                                                     1998                        1997
                                                                  ---------                    ---------
Cash flows from operating activities:
    Net income                                                    $ 152,905                    $ 172,382
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                               35,057                       36,174
          Provision for bad debts                                     1,622                       61,639
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                        18,259                       17,578
          Interest receivable and other assets                       (3,239)                          18
        Increase (decrease) in liabilities:
          Accounts payable                                           (2,317)                       3,627
          Property taxes payable                                     (7,011)                       6,716
          Deferred rental income                                      2,767                      (17,692)
                                                                  ---------                  -----------
                 Net cash provided by operating activities          198,043                      280,442
                                                                  ---------                  -----------
Cash flows from investing activities:
    Proceeds from escrow deposits                                        --                      963,968
    Collection of notes receivable                                    1,983                        1,816
                                                                  ---------                  -----------
                 Net cash provided by investing activities            1,983                      965,784
                                                                  ---------                  -----------
Cash flows from financing activities:
    Cash distributions                                             (200,000)                  (1,000,000)
                                                                  ---------                  -----------
                 Net cash used by financing activities             (200,000)                  (1,000,000)
                                                                  ---------                  -----------
                 Net increase in cash                                    26                      246,226

Cash at January 1                                                   444,616                    1,817,201
                                                                  ---------                  -----------

Cash at March 31                                                  $ 444,642                  $ 2,063,427
                                                                  =========                  ===========



                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1997 Form 10-K.

     ORGANIZATION

     Excel Properties, Ltd. was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

     REAL ESTATE

     Land and buildings are recorded at cost. Buildings are depreciated using the straight-line method over the tax life of 31.5 years. The tax life does not differ materially from the economic useful life. Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from dispositions are reported as income or expense.

     CASH DEPOSITS

     At March 31, 1998, the carrying amount of the Partnership's cash deposits total $444,642. The bank balances are $471,654 of which $200,000 is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS -- SUPPLEMENTAL DISCLOSURE

     There was no interest or taxes paid for the three months ended March 31, 1998 or 1997. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 1998 or 1997.

     INCOME TAXES

     The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.



Continued                               7

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

2.   Fees Paid to General Partner

     The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 1998 and 1997:

                                                          1998            1997
                                                         -------        -------
      Management fees                                    $ 1,775        $ 1,635
      Administrative fees                                  2,700          2,700
      Accounting                                           1,620          1,620


3.   NOTES RECEIVABLE

     The Company had the following notes receivable at March 31, 1998 and December 31, 1997:

                                                                       1998         1997
                                                                     --------     --------
     Note from the sale of land, interest at 10%.  Due upon the      $165,750     $165,750
     occurrence of certain events.

     Note from sale of building, receipts of $1,390 per month
     at 9% interest.  Secured by building sold.  Currently Due.       134,088      135,225

     Note from sale of building, interest only receipts of
     $5,366 per month at 8.5% interest.  Secured by building
     sold.  Due November 2003.                                        757,500      757,500



Continued                               8

                             EXCEL PROPERTIES, LTD.

                                   ----------


3.   NOTES RECEIVABLE, CONTINUED:

     Note from sale of building, receipts of $1,004 per month at 8% interest. Secured by building sold. Due December 2001.

                                                             107,952     108,798
                                                            ----------  ----------
      Total notes receivable                                $1,165,290  $1,167,273
                                                            ==========  ==========


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

     Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
                  1998, remaining nine months                            $   516,201
                  1999                                                       669,012
                  2000                                                       608,019
                  2001                                                       506,875
                  2002                                                       369,988
                  Thereafter                                               1,062,515

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns fourteen properties. The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

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

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $444,642 at March 31, 1998, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In April 1998, the Partnership distributed accumulated cash to the partners in the amount of $183,000. The Partnership has no debt and currently approximately $58,000 a month from rental revenue. Management anticipates that rental revenue should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1998 will continue to come from rental of the real estate properties currently owned. The Partnership may also, from time to time, sell certain properties which would provide cash for distribution. Management anticipates that rental revenue will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change if properties are sold and/or excess cash is distributed to the unit holders (partners).

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

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

Base rent decreased $38,618 or 18% from the previous year. The decrease was attributable to (i) the sale in August 1997 of a vacant building that was previously leased to Ponderosa Restaurant and (ii) to Toddle House Restaurant,which is bankrupt and no longer being charged rents. Collectively, these properties accounted for approximately $38,355 of rental revenue in the first quarter of 1997.

Operating expenses decreased by $61,912 or 56% from the three months ended March 31, 1997 to the three months ended March 31, 1998. The net decrease was primarily due to the $60,017 decrease in bad debt expense. This decrease was due to bad debt reserves for Toddle House Restaurant, which is in Chapter 11 Bankruptcy but was being charged rents in 1997. Interest income decreased by $42,771 or 61% from the three months ended March 31, 1997 to the three months ended March 31, 1998. The net decrease was due to finance charges for Toddle House Restaurants in 1997 and the increase in cash which averaged $1,940,314 in 1997 compared to $444,629 in 1998. Other expenses and other income varied very little between the two accounting periods.

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

Dependence on Rental Revenue from Real Property. Since substantially all of the Partnership's income is derived from rental revenue from real property, the Partnership's income and funds for distribution would be adversely affected if a significant number of the Partnership's tenants were unable to meet their obligations to the Partnership or if the Partnership were unable to lease a significant amount of space in its buildings on economically favorable lease terms. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Partnership will be able to release space on economically advantageous terms.

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Partnership to vary its portfolio promptly in response to changes in economic or other conditions.

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming

(continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At March 31, 1998, the Company had one tenant under bankruptcy. The Company is attempting to sell or lease this property.

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

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits: 27.1 -- Financial Data Schedule
       (b) Reports on Form 8-K
           The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 12, 1998                     EXCEL PROPERTIES, LTD.
                                        (Registrant)

                                        Excel Realty Trust, Inc.
                                        (General Partner)


                                        By: /s/ Gary B. Sabin
                                            ------------------------------------
                                            Gary B. Sabin, President


                                        By: /s/ David A. Lund
                                            ------------------------------------
                                            David A. Lund,
                                            Principal Financial Officer