Form 10-Q
period 1998-06-30
EXCEL PROPERTIES LTD
filed 1998-08-11
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended:                 Commission File Number:

            JUNE 30, 1998                             33-2320
            -------------                             -------


                             EXCEL PROPERTIES, LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                 87-0426335
               ----------                                 ----------
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

                        (1)  Yes   [X]        [No]

                        (2)  Yes   [X]        [No]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                 PAGE
                                                                                 ----
PART I.  FINANCIAL INFORMATION:

      Item 1.  Financial Statements:

             Balance Sheets
                June 30, 1998 (Unaudited)
                December 31, 1997 ..............................................   3

             Statements of Income
                Three Months Ended June 30, 1998 (Unaudited)
                Three Months Ended June 30, 1997 (Unaudited)
                Six Months Ended June 30, 1998 (Unaudited)
                Six Months Ended June 30, 1997 (Unaudited)......................   4

             Statements of Changes in Partners' Equity
                Six Months Ended June 30, 1998 (Unaudited)
                Six Months Ended June 30, 1997 (Unaudited)......................   5

             Statements of Cash Flows
                Six Months Ended June 30, 1998 (Unaudited)
                Six Months Ended June 30, 1997 (Unaudited)......................   6

             Notes to Financial Statements......................................   7

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................  10


PART II.  OTHER INFORMATION.....................................................  12

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS



                                                                 JUNE 30,
                                                                   1998               DECEMBER 31,
                                                                (UNAUDITED)               1997
                                                                -----------           -----------
ASSETS

Real estate:
    Land                                                        $ 2,511,852           $ 2,728,464
    Buildings                                                     3,911,772             4,417,200
    Less:  accumulated depreciation                              (1,303,095)           (1,367,861)
                                                                -----------           -----------
        Net real estate                                           5,120,529             5,777,803

Cash                                                              1,128,552               444,616
Accounts receivable, less allowance for bad debts of
    $2,524 and $236,017 in 1998 and 1997, respectively                   --                19,897
Notes receivable                                                  1,163,264             1,167,273
Interest receivable and other assets                                  5,830                 5,814
                                                                -----------           -----------

    Total assets                                                $ 7,418,175           $ 7,415,403
                                                                ===========           -----------

LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
        Affiliates                                              $       732           $       697
        Other                                                         1,525                 2,139
    Tenant security deposits                                             --                 5,000
    Property tax payable                                              3,616                19,089
    Deferred rental income                                           15,010                10,408
                                                                -----------           -----------
        Total liabilities                                            20,883                37,333
                                                                -----------           -----------


Partners' Equity:
    General partner's equity                                         15,584                16,376
    Limited partners' equity, 235,308 units
      authorized, 135,299 units issued
      and outstanding in 1998 and 1997,
      respectively                                                7,381,708             7,361,694
                                                                -----------           -----------
        Total partners' equity                                    7,397,292             7,378,070
                                                                -----------           -----------

        Total liabilities and partners' equity                  $ 7,418,175           $ 7,415,403
                                                                ===========           ===========



                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED




                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                             --------------------------          --------------------------
                                               1998              1997              1998              1997
                                             --------          --------          --------          --------
Revenue:
    Base rent                                $164,087          $216,397          $339,099          $430,027
    Interest income                            34,301            30,707            61,629           100,805
                                             --------          --------          --------          --------

        Total revenue                         198,388           247,104           400,728           530,832
                                             --------          --------          --------          --------

Expenses:
    Depreciation                               32,550            36,175            67,607            72,349
    Bad debts                                   4,423            30,180             6,045            91,819
    Office expenses                             2,754             3,530             6,115             7,546
    Administrative                              2,700             2,700             5,400             5,400
    Accounting and legal                        2,385            37,273             7,305            42,455
    Management fees                             1,736             1,743             3,511             3,378
    Other property expenses                       617                --               617                --
                                             --------          --------          --------          --------

        Total expenses                         47,165           111,601            96,600           222,947
                                             --------          --------          --------          --------

    Income before real estate sales           151,223           135,503           304,128           307,885

Gain - sale of real estate                    100,094                --           100,094                --
                                             --------          --------          --------          --------

        Net income                           $251,317          $135,503          $404,222          $307,885
                                             ========          ========          ========          ========

Net income allocated to:
    General partner                          $  2,513          $  1,355          $  4,042          $  3,079
    Limited partners                          248,804           134,148           400,180           304,806
                                             --------          --------          --------          --------

        Total                                $251,317          $135,503          $404,222          $307,885
                                             ========          ========          ========          ========


Net income per weighted average
  limited partnership unit                   $   1.84          $   0.99          $   2.96          $   2.25
                                             ========          ========          ========          ========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED



                                       SIX MONTHS ENDED
                                           JUNE 30,
                               ---------------------------------
                                  1998                  1997
                               -----------           -----------
Balance at January 1           $ 7,378,070           $ 9,619,405
Net income                         404,222               307,885
Partner distributions             (385,000)           (2,400,001)
                               -----------           -----------
Balance at June 30             $ 7,397,292           $ 7,527,289
                               ===========           ===========



                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED



                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                       ---------------------------------
                                                                           1998                  1997
                                                                       -----------           -----------
Cash flows from operating activities:
    Net income                                                         $   404,222           $   307,885
    Adjustments to reconcile net income to net cash
        provided by operations:
           Depreciation                                                     67,607                72,349
           Allowance for doubtful accounts                                   6,045                91,817
           Gain on sale of real estate                                    (100,094)                   --
        Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                              13,852               (15,380)
           Interest receivable                                              (2,776)                   37
         Increase (decrease) in liabilities:
           Accounts payable                                                (11,279)               25,941
           Property taxes payable                                           (7,011)               (5,334)
           Deferred rental income                                            4,601               (26,891)
                                                                       -----------           -----------

                    Net cash provided by operating activities              375,167               450,424
                                                                       -----------           -----------


Cash flows from investing activities:
    Proceeds from escrow deposits                                               --               963,968
    Proceeds from real estate sales                                        689,760                    --
    Collection of notes receivable                                           4,009                 3,670
                                                                       -----------           -----------


                    Net cash provided by investing activities              693,769               967,638
                                                                       -----------           -----------


Cash flows from financing activities:
    Cash distributions                                                    (385,000)           (2,400,001)
                                                                       -----------           -----------

                    Net cash used by financing activities                 (385,000)           (2,400,001)
                                                                       -----------           -----------

                    Net increase (decrease) in cash                        683,936              (981,939)

Cash at January 1                                                          444,616             1,393,367
                                                                       -----------           -----------

Cash at June 30                                                        $ 1,128,552           $   411,428
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

        CASH DEPOSITS

        At June 30, 1998, the carrying amount of the Partnership's cash deposits total $1,128,552. The bank balances are $1,152,997 of which $200,000 is covered by federal depository insurance.

        STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

        There was no interest or taxes paid for the six months ended June 30, 1998 or 1997. Also, the Partnership had no noncash investing or financing transactions for the six months ended June 30, 1998 or 1997.

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


2.      FEES PAID TO GENERAL PARTNER

        The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 1998 and 1997:

                                       1998            1997
                                      ------          ------
         Management fees              $3,511          $3,378
         Administrative fees           5,400           5,400
         Accounting                    3,240           3,302


3.      SALE OF PROPERTY

        In 1998, the Partnership sold a building in Burnsville, Minnesota that was on lease to Timberlodge Steakhouse. The sales price for the building was $689,760. The Partnership recognized a gain of $100,094 on the sale. In 1997, there were no property sales.

4.      NOTES RECEIVABLE

        The Partnership had the following notes receivable at June 30, 1998 and December 31, 1997:

                                                                                              1998                1997
                                                                                           ----------          ----------
        Note from the sale of land, interest at 10%.  Due upon the                         $  165,750          $  165,750
        occurrence of certain events.

        Note from sale of building, receipts of $1,390 per month
        at 9% interest.  Secured by real estate. Currently due.                                132,926             135,225

        Note from sale of building, interest only receipts of $5,366 per month at
        8.5% interest. Secured by real estate.
        Due November 2003.                                                                     757,500             757,500

        Note from sale of building, receipts of $1,004 per month
        at 8% interest.  Secured by real estate.  Due December
        2001.                                                                                  107,088             108,798
                                                                                             ----------          ----------

                       Total notes receivable                                                $1,163,264          $1,167,273
                                                                                             ==========          ==========



Continued
                                        8

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

5.      MINIMUM FUTURE RENTALS

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

        Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

                YEAR ENDING DECEMBER 31,

                    1998, remaining six months                   $   319,790
                    1999                                             634,162
                    2000                                             569,276
                    2001                                             504,779
                    2002                                             413,004
                    Thereafter                                     1,084,022

                             EXCEL PROPERTIES, LTD.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns thirteen properties. The general partners of the Partnership are Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier.

Properties that have been acquired by the Partnership are subject to long-term triple-net leases. Such leases require the lessee to pay the prescribed minimum rental plus all costs and expenses associated with the operations and maintenance of the property. These expenses include real property taxes, property insurance, repairs and maintenance and similar expenses, the net effect being that, under normal circumstances, no expenses will offset the rental payment. Most of the leases also provide some form of inflation hedge which calls for the minimum rent to be increased, based upon adjustments in the consumer price index or fixed rent escalation.

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

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $1,128,552 in cash at June 30, 1998, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In July 1998, the Partnership distributed accumulated cash to the partners in the amount of $875,000. The Partnership has no debt and approximately $39,000 a month from rental revenue, net of bad debts. Management anticipates that rental revenue should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as most of the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1998 will continue to come from rental of the real estate properties currently owned. The Partnership may also, from time to time, sell certain properties which would provide cash for distribution. Management anticipates that rental revenue will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change as properties are sold and/or excess cash is distributed to the unit holders (partners).



Continued
                                       10

The Partnership has purchased its properties for all cash. To date, the Partnership has not leveraged any of its properties.

The cash of the Partnership increased by $683,936 at June 30, 1998 when compared to December 31, 1997. This increase was largely due to the receipt of $689,760 in May 1998 relating to the property sold in Burnsville, Minnesota.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

Base rent decreased $52,310 or 24% from the previous year. The decrease was primarily due to the sale in August 1997 of a vacant building that was previously leased to Ponderosa Restaurant, and to Toddle House Restaurant, which is bankrupt and no longer being charged rents. These properties accounted for approximately $38,358 of rents in the second quarter of 1997. In May 1998, the sale of a property leased to Timberlodge accounted for approximately $12,080 of rents in the second quarter of 1998 and $17,258 of rents in 1997.

Interest income increased $3,594 or 12% over 1997 due to larger cash balances in 1998 than 1997 from proceeds relating to property sales before the funds were distributed to the partners.

In 1998, the company recognized a gain of $100,094 relating to the sale of a building in Burnsville, Minnesota that was on lease to Timberlodge. There were no property sales in the three months ended June 30, 1997.

Operating expenses decreased by $64,436 or 58% from the three months ended June 30, 1997 to the three months ended June 30, 1998. Bad debt expense decreased by $25,757 or 85%. This decrease in bad debt expense relates to reserves for Toddle House Restaurants, which is in Chapter 11 Bankruptcy, but was being charged rents in 1997. Accounting and legal expenses decreased by $34,888 or 94%. This decrease is primarily due to approximately $35,500 paid in legal fees in 1997 for Ponderosa Restaurant. No such legal expenses were incurred in 1998. Other expenses and other income varied very little between the two accounting periods.


Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

Base rent decreased $90,928 or 21% from the previous year. The decrease was primarily due to the sale in August 1997 of a vacant building that was previously leased to Ponderosa Restaurant and to Toddle House Restaurant, which is bankrupt and no longer being charged rents. These properties accounted for approximately $76,720 of rents in the first half of 1997. In May 1998, the sale of a property leased to Timberlodge accounted for approximately $30,201 of rents in the six months of 1998 and $34,515 of rents in 1997.

Operating expenses decreased by $126,347 or 57% from the six months ended June 30, 1997 to the six months ended June 30, 1998. The net decrease was primarily due to the $85,774 or 93% decrease in bad debts expense and the $35,150 or 83% decrease in accounting and legal expense. Bad debt expense relating to the Ponderosa Restaurant and Toddle House totaled $91,819 in 1997. In 1997, the partnership paid $35,366 in legal fees relating to Ponderosa Restaurant. Other expenses and other income varied very little between the two accounting periods.

Management does not expect inflation to significantly impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases or Consumer Price Index adjustments. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the income should increase as operating expenses increase due to inflation.



Continued
                                       11

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

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At June 30, 1998, the Company had one tenant under bankruptcy. The Company is attempting to sell or lease this property.

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

Item 6.  Exhibits and Reports on Form 8-K
        (a) Exhibits: 27.1 - Financial Data Schedule
        (b) Reports on Form 8-K
             The Partnership filed no reports on Form 8-K during the quarter ended June 30, 1998.



Continued
                                       12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 11, 1998                      EXCEL PROPERTIES, LTD.
                                            (Registrant)

                                            Excel Realty Trust, Inc.
                                            (General Partner)



                                            By: /s/ Gary B. Sabin
                                               ---------------------------------
                                               Gary B. Sabin,  President


                                            By: /s/ David A. Lund
                                               ---------------------------------
                                               David A. Lund, Principal
                                               Financial Officer