Form 10-Q
period 1998-09-30
EXCEL PROPERTIES LTD
filed 1998-11-12
CIK 785932

                             SECURITIES AND EXCHANGE

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended:                             Commission File Number:
    ---------------------                              -----------------------
      SEPTEMBER 30, 1998                                       33-2320


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                  87-0426335
      ------------------------------                 ----------------------
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                 Identification Number)


           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
           -----------------------------------------------------------
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

                    (1)  Yes  [X]       No  [ ]

                    (2)  Yes  [X]       No  [ ]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                                          PAGE
                                                                                          -----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Balance Sheets
            September 30, 1998 (Unaudited)
            December 31, 1997 ..............................................................3

         Statements of Income
            Three Months Ended September 30, 1998 (Unaudited)
            Three Months Ended September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1998 (Unaudited)
            Nine Months Ended September 30, 1997 (Unaudited)................................4

         Statements of Changes in Partners' Equity
            Nine Months Ended September 30, 1998 (Unaudited)
            Nine Months Ended September 30, 1997 (Unaudited)................................5

         Statements of Cash Flows
            Nine Months Ended September 30, 1998 (Unaudited)
            Nine Months Ended September 30, 1997 (Unaudited)................................6

         Notes to Financial Statements......................................................7

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................................10


PART II.  OTHER INFORMATION................................................................13



                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS


                                   ----------

                                                                    SEPTEMBER 30,
                                                                        1998            DECEMBER 31,
                                                                     (UNAUDITED)          1997
                                                                     -----------       -----------
                                            ASSETS
Real estate:
   Land                                                              $ 2,142,112       $ 2,728,464
   Buildings                                                           3,510,518         4,417,200
   Less:  accumulated depreciation                                    (1,171,573)       (1,367,861)
                                                                     -----------       -----------
      Net real estate                                                  4,481,057         5,777,803

Cash                                                                   1,035,044           444,616
Accounts receivable, less allowance for bad debts of
   $0 and $191,764 in 1998 and 1997, respectively                             --            19,897
Notes receivable                                                       1,161,195         1,167,273
Interest receivable and other assets                                       8,719             5,814
                                                                     -----------       -----------

   Total assets                                                      $ 6,686,015       $ 7,415,403
                                                                     ===========       ===========


                               LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable:
   Affiliates                                                        $       592       $       697
      Other                                                               12,088             2,139
   Tenant security deposits                                                   --             5,000
   Property taxes payable                                                  1,906            19,089
   Deferred rental income                                                 15,010            10,408
                                                                     -----------       -----------
      Total liabilities                                                   29,596            37,333
                                                                     -----------       -----------


Partners' Equity:
   General partner's equity                                                8,479            16,376
   Limited partners' equity, 235,308 units
     authorized, 135,199 units issued
     and outstanding in 1998 and 1997,
     respectively                                                      6,647,940         7,361,694
                                                                     -----------       -----------
      Total partners' equity                                           6,656,419         7,378,070
                                                                     -----------       -----------

      Total liabilities and partners' equity                         $ 6,686,015       $ 7,415,403
                                                                     ===========       ===========




                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED


                                   ----------

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                        -------------------------       -------------------------
                                           1998            1997           1998           1997
                                        ---------       ---------       ---------      ---------
Revenue:
   Base rent                            $ 165,162       $ 213,659       $ 504,261      $ 643,686
   Interest income                         27,741          22,330          89,369        123,135
                                        ---------       ---------       ---------      ---------

      Total revenue                       192,903         235,989         593,630        766,821
                                        ---------       ---------       ---------      ---------

Expenses:
   Depreciation                            30,367          35,503          97,975        107,852
   Property taxes                          20,812              --          20,812             --
   Office expenses                          3,188           4,536           9,919         12,082
   Administrative                           2,700           2,700           8,100          8,100
   Accounting and legal                     2,473          13,650           9,778         56,105
   Management fees                          1,652           2,464           5,163          5,842
   Bad debts                               (2,524)        (52,042)          3,521         39,777
                                        ---------       ---------       ---------      ---------

      Total expenses                       58,668           6,811         155,268        229,758
                                        ---------       ---------       ---------      ---------

   Income before real estate sales        134,235         229,178         438,362        537,063

Gain (loss)  - sale of real estate           (108)         17,593          99,986         17,593
                                        ---------       ---------       ---------      ---------

      Net income                        $ 134,127       $ 246,771       $ 538,348      $ 554,656
                                        =========       =========       =========      =========



Net income allocated to:
   General partner                      $   1,645       $   2,468       $   6,363      $   5,547
   Limited partners                       132,482         244,303         531,985        549,109
                                        ---------       ---------       ---------      ---------

      Total                             $ 134,127       $ 246,771       $ 538,348      $ 554,656
                                        =========       =========       =========      =========


Net income per weighted average
  limited partnership unit             $    0.98       $    1.81        $    3.93      $    4.06
                                        =========       =========       =========      =========


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                            1998         1997
                                                        ----------    ----------
Balance at January 1                                   $ 7,378,070    $9,619,405
Net income                                                 538,348       554,656
Partner distributions                                   (1,259,999)   (2,571,678)
                                                        ----------    ----------
Balance at September 30                                $ 6,656,419   $ 7,602,383
                                                         =========     =========


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                             -----------------------------------------
                                                                 1998                          1997
                                                             -----------                  -----------
Cash flows from operating activities:
   Net income                                                $   538,348                  $   554,656
   Adjustments to reconcile net income to net cash
      provided by operations:
        Depreciation                                              97,975                      107,852
        Allowance for doubtful accounts                            3,521                       39,777
        Gain on sale of real estate                              (99,986)                     (17,593)
      Changes in operating assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable                                       16,376                       19,245
        Interest receivable and other assets                      (5,665)                      (1,816)
       Increase (decrease) in liabilities:
        Accounts payable                                            (859)                       6,959
        Property taxes payable                                    (8,721)                          --
        Deferred rental income                                     4,603                      (28,691)
                                                             -----------                  -----------

              Net cash provided by operating activities          545,592                      680,389
                                                             -----------                  -----------


Cash flows from investing activities:
   Proceeds from escrow deposits                                      --                      963,968
   Proceeds from real estate sales                             1,298,757                      181,807
   Collection of notes receivable                                  6,078                        5,565
                                                             -----------                  -----------

              Net cash provided by investing activities        1,304,835                    1,151,340
                                                             -----------                  -----------


Cash flows from financing activities:
   Cash distributions                                         (1,259,999)                   (2,571,678)
                                                             -----------                  -----------

              Net cash used by financing activities           (1,259,999)                   (2,571,678)
                                                             -----------                  -----------

              Net increase (decrease) in cash                    590,428                     (739,949)

Cash at January 1                                                444,616                    1,393,367
                                                             -----------                  -----------

Cash at September 30                                         $ 1,035,044                  $   653,418
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

     CASH DEPOSITS

     At September 30, 1998, the carrying amount of the Partnership's cash deposits total $1,035,044. The bank balances are $1,062,402 of which $200,000 is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     There was no interest or taxes paid for the nine months ended September 30, 1998 or 1997. Also, the Partnership had no noncash investing or financing transactions for the nine months ended September 30, 1998 or 1997.

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


 2.  FEES PAID TO GENERAL PARTNER

     The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 1998 and 1997:

                                                     1998        1997
                                                   -------     -------
     Management fees                               $ 5,163     $ 5,842
     Administrative fees                             8,100       8,100
     Accounting                                      4,860       4,860


3.   SALE OF PROPERTY

     In May 1998, the Partnership sold a building in Burnsville, Minnesota that was on lease to Timberlodge Steakhouse. The sales price for the building was $689,760. The Partnership recognized a gain of $100,094 on the sale. In September 1998, the Partnership sold a vacant building in Alton, Illinois, formerly on lease to Ponderosa Restaurant. The sale price for the building was $610,000. The Partnership recognized a loss of $108 on the sale. In 1997, the Partnership sold a property leased by Kindercare in Indianapolis, Indiana. The net proceeds for the building were $181,807 and a gain of $17,593 was recognized on the sale.

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                                   ----------

4.   NOTES RECEIVABLE

     The Partnership had the following notes receivable at September 30, 1998 and December 31, 1997:

                                                                          1998        1997
                                                                        ---------   ---------
     Note from the sale of land, interest at 10%.  Due upon the
     occurrence of certain events.                                     $  165,750  $  165,750

     Note from sale of building, interest only receipts of $1,390
     per month at 9% interest.  Secured by real estate. Currently due.   131,737       135,225

     Note from sale of building, interest only receipts of
     $5,366 per month at 8.5% interest.  Secured by building
     sold.  Due November 2003.                                            757,500     757,500

     Note from sale of building, receipts of $1,004 per month
     at 8% interest.  Secured by building sold.  Due December
     2001.                                                                106,208     108,798
                                                                       ----------  ----------

              Total notes receivable                                   $1,161,195  $1,167,273
                                                                       ==========  ==========


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

     Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

         YEAR ENDING DECEMBER 31,
         -----------------------
              1998, remaining three months                $   165,162
              1999                                            670,386
              2000                                            605,500
              2001                                            541,003
              2002                                            449,228
              Thereafter                                    1,117,228

                             EXCEL PROPERTIES, LTD.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns twelve properties. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

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

The general partners are currently attempting to sell all of the properties held by the Partnership. The selling of the properties could take several years as the general partners attempt to maximize the sales price of each property. There can be no assurance that the general partners will be successful in selling all of the properties or what price they can obtain. The general partners may change its plans in the future.

LIQUIDITY AND CAPITAL RESOURCES

As the Partnership has $1,035,044 in cash at September 30, 1998, with no debt on any of the properties it owns, management believes that the Partnership liquidity remains in a good position. In October 1998, the Partnership distributed accumulated cash to the partners in the amount of $775,000. The Partnership has no debt and approximately $56,000 a month from rental revenue, net of bad debts as of September 30, 1998. Management anticipates that rental revenue should be enough to cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1998 will continue to come from rental of the real estate properties currently owned. The Partnership is attempting to sell all its properties which would provide additional cash for distribution. Management anticipates that rental revenue will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change if properties are sold and/or excess cash is distributed to the unit holders (partners).

The cash of the Partnership increased by $590,428 at September 30, 1998 when compared to December 31, 1997. This increase was largely due to the receipt of $689,760 in May 1998 relating to the property sold in Burnsville, Minnesota.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

Base rent decreased $48,497 or 23% from the previous year. The decrease was primarily due to the sale in August 1997 of a building that was leased to Kindercare, and to Toddle House Restaurant, which is bankrupt and no longer being charged rents. These properties accounted for approximately $13,105 of rents in the third quarter of 1997. In May 1998, the sale of a property leased to Timberlodge accounted for approximately $17,991 of rents in the third quarter 1997. In September 1998, the sale of a property leased to Ponderosa Restaurant accounted for approximately $23,453 in rents in the third quarter in 1997.

Interest income increased $5,411 or 24% over 1997 due to larger cash balances in 1998 than 1997 from proceeds relating to property sales before the funds were distributed to the partners.

Operating expenses increased by $51,857 from the three months ended September 30, 1997 to the three months ended September 30, 1998. The net increase was primarily due to the $49,518 increase in bad debt expense. This increase in bad debt expense relates to reserves for Toddle House Restaurants, which is in Chapter 11 Bankruptcy, but was being charged rents in 1997. In September 1997, Ponderosa paid $85,000 to settle outstanding amounts which were previously reserved for. As such net bad debt expense was a negative $52,042 in 1997. Accounting and legal expenses decreased by $11,177 or 82%. This decrease is primarily due to approximately $11,500 paid in legal fees in 1997 for Ponderosa Restaurant. No such legal expenses were incurred in 1998. Property tax expense increased by $20,812 or 100%. The increase is attributable to the Company paying for the property taxes that would have been paid by the Ponderosa Restaurant and Toddle House. Other expenses and other income varied very little between the two accounting periods.

In 1998, the company recognized a loss of $108 relating to the sale of a vacant building in Alton, Illinois that was formerly leased to Ponderosa Restaurant. In 1997, the Company recognized a gain of $17,593 relating to the sale of a building leased to Kindercare in Indianapolis, Indiana.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997

Base rent decreased $139,425 or 22% from the previous year. The decrease was primarily due to the sale in August 1997 of a building that was previously leased to Kindercare and to Toddle House Restaurant, which is bankrupt and no longer being charged rents. These properties accounted for approximately $44,715 of rents in the first nine months of 1997 and none in 1998. In May 1998, the sale of a property leased to Timberlodge accounted for approximately $30,201 of rents in the nine months of 1998 and $52,506 of rents in 1997. In September 1998, the sale of a building formerly leased to Ponderosa Restaurant accounted for approximately $70,360 of rents in 1997 and none in 1998.

Operating expenses decreased by $74,490 from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. The net decrease was primarily due to the $36,256 or 91% decrease in bad debts expense as discussed above. Bad debt expense relating to the Ponderosa Restaurant and Toddle House totaled $39,777 in 1997. Accounting and legal expense decreased by $46,327 or 83%. In 1997, the partnership paid $46,870 in legal fees relating to Ponderosa Restaurant. Property tax expense increased by $20,812 or 100%. This increase is attributable to the Company incurring property tax expenses that would have been paid by the Ponderosa Restaurant and Toddle House. Other expenses and other income varied very little between the two accounting periods. In 1998, the company recognized a gain of $99,986 relating to the sale of two buildings. In 1997, the company recognized a gain of $17,593 relating to the sale of one property.

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

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At September 30, 1998, the Company had one tenant under bankruptcy. The Company is attempting to sell or lease this property.

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

Item 6.  Exhibits and Reports on Form 8-K
      (a) Exhibits: 27.1 - Financial Data Schedule
      (b) Reports on Form 8-K
           The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1998.


                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1998    EXCEL PROPERTIES, LTD.
                            (Registrant)

                            New Plan Excel Realty Trust, Inc.
                                (General Partner)



                              By: /s/ Gary B. Sabin
                                  ---------------------------------------------
                                  Gary B. Sabin,  President


                              By: /s/ David A. Lund
                                  ---------------------------------------------
                                  David A. Lund, Principal Financial Officer