Form 10-Q/A
period 1998-09-30
EXCEL PROPERTIES LTD
filed 1999-01-06
CIK 785932

                             SECURITIES AND EXCHANGE

                             WASHINGTON, D.C. 20549


                           FORM 10-Q/A AMENDMENT NO. 1


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended:                               Commission File Number:

      SEPTEMBER 30, 1998                                         33-2320
    ----------------------                               -----------------------

                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                       87-0426335
  -------------------------------                         ----------------------
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
                                                         --------------

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................10

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

Management anticipates that the Partnership's primary source of cash in 1998 will continue to come from rental of the real estate properties currently owned. The Partnership is attempting to sell all its properties which would provide additional cash for distribution. Management anticipates that rental revenue will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership


Continued
will change if properties are sold and/or excess cash is distributed to the unit holders (partners).

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


Continued

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


YEAR 2000

The Partnership currently uses Management Reports Inc. ("MRI") software on a Novell local area network. MRI has been modified to accept four digits as the year date and is Year 2000 compliant. The Partnership has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring its computer systems into compliance by the Year 2000. The plan addresses the modification or replacement of applications and operating systems to achieve timely Year 2000 compliance and also includes communication and analysis with outside vendors with whom the Partnership interfaces electronically. Although it is not possible to quantify the aggregate cost of such modifications, the Partnership does not anticipate that the cost will have a material adverse effect on its financial position or results of operations. The foregoing discussion of Year 2000 issues contains forward-looking statements and actual compliance may be affected by a number of factors which include the timing and compliance by the Partnership's outside vendors and suppliers. This discussion should be read in conjunction with the Partnership's disclosures under the heading "Certain Cautionary Statements" below.


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

Continued

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


Dated: January 6, 1999                  EXCEL PROPERTIES, LTD.
                                        (Registrant)

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