Form 10-K
period 1998-12-31
EXCEL PROPERTIES LTD
filed 1999-03-25
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended:                      Commission File Number:
   DECEMBER 31, 1998                                    33-2320
--------------------------                      -----------------------


                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                         87-0426335
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

                               (1) Yes [X] No [ ]

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

The principal investment objectives of the Partnership are to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and (3) realization of long-term appreciation in value of properties.

The general partners are currently attempting to sell all of the properties held by the Partnership. The selling of the properties could take several years as the general partners attempt to maximize the sales price of each property. There can be no assurance that the general partners will be successful in selling all of the properties or what price they can obtain. Additionally, the general partners may change its plans in the future.

ITEM 2. PROPERTIES

The Partnership presently owns twelve properties as follows:

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

  The current lease expires June 30, 2003. The annual rent over the remainder of the lease is as follows:


         January 1, 1999 to December 31, 2002         $43,016

         January 1, 2003 to June 30, 2003             $21,508

KINDER-CARE LEARNING CENTER - GROVE CITY, OHIO

  Date of purchase:  May 28, 1987

  Purchase price:  $222,340

  Property description: This property is located in Grove City, Ohio, seven miles south of Columbus, Ohio. The building is located on .8939 acres and contains 4,528 square feet.

  The current lease expires November 30, 2003. The annual rent over the remainder of the lease is as follows:


         January 1, 2003 to November 30, 2003         $33,205


KINDER-CARE LEARNING CENTER - WEST CARROLLTON, OHIO

  Date of purchase:  May 28, 1987

  Purchase price:  $190,337

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

  Toddle House is currently in Chapter 11 Bankruptcy and did not pay any rent in 1998. The Partnership is attempting to re-lease or sell this property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

  A) A public market for the Partnership's units does not exist.

  B) As of December 31, 1998, there were 1,670 investors holding 135,199 units.

  C) The Partnership made its first cash flow distribution from operations in May 1987. Since that date, consistent cash distributions have been made at the end of each calendar quarter through December 31, 1998. The Partnership expects to continue to make cash distributions on a quarterly basis in the future to the extent the Partnership continues to generate net operating income, or realize proceeds through property sales.


                                     PART II


ITEM 6. SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the
Partnership:




INCOME STATEMENT DATA                      1998                1997                1996                1995                1994
                                      ------------        ------------        ------------        ------------        ------------
Total rental revenue                  $    670,691        $    827,221        $  1,048,015        $  1,185,371        $  1,145,656
Interest and other income                  119,518             156,668             202,786             129,399             112,772

Operating expenses:
  Property expenses                         32,240              70,308             214,221              63,761              (2,438)
  General and administrative                49,893              94,589              59,106              36,972              43,955
  Depreciation                             126,485             143,021             176,133             193,696             212,716

Net income before real estate sales        581,591             675,971             801,341           1,020,341           1,004,195

Gain on sale
    of real estate                          99,986              84,373             880,643             450,293                  --

Net income                                 681,577             760,344           1,681,984           1,470,634           1,004,195

Per Unit Data:
  Net income                                  4.71                5.45               12.07               10.77                7.33
  Distributions                              15.05               21.96               25.10                8.50                8.90


BALANCE SHEET DATA

Net real estate                          4,452,546           5,777,802           6,213,838           8,414,719           9,451,413
Cash                                       412,033             444,616           1,393,367           1,817,201             641,053
Accounts receivable, net                     8,998              19,897              79,217             165,083              19,135
Total assets                             6,041,019           7,415,403           9,665,303          11,417,867          11,138,851

Total liabilities                           19,369              37,333              45,898              50,213              79,274
Partners' equity                         6,021,650           7,378,070           9,619,405          11,367,654          11,059,577

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

Comparison of year ended December 31, 1998 to year ended December 31, 1997.

The net income of the Partnership decreased by $78,767 in 1998 when compared to 1997. The differences in income and expenses are explained below.

Rental revenue decreased by $156,530 or 19% to $670,691 in 1998 from $827,221 in 1997. The decrease in rental revenue was primarily attributed to the sale in August 1997 of a building that was leased to Kindercare, and to Toddle House Restaurant, which is bankrupt and no longer being charged rents. These properties accounted for $49,252 in rental revenue in 1997. In May 1998, the sale of a building leased to Timber Lodge Restaurant accounted for approximately $70,627 in rental revenue in 1997 as compared to $30,201 in 1998. In September 1998, the sale of a building leased to Ponderosa Restaurant, which was vacant in 1998, accounted for approximately $70,359 in rental revenue in 1997 as compared to $0 in 1998.

Interest income decreased by $37,150 or 24% in 1998 from 1997. This decrease was due primarily to finance charges for Toddle House Restaurants in 1997 of approximately $28,680. No such charges were assessed in 1998.

Operating expenses decreased by $99,300 in 1998 from 1997. The net decrease was primarily attributed to the $45,371 decrease in bad debt expense and a decrease of $42,614 in accounting and legal expenses. The bad debt expense for 1998 was $3,521 as compared to $48,892 in 1997. The decrease in bad debts expense relates to reserves for Toddle House Restaurants, which is in Chapter 11 Bankruptcy, but was being charged rents in 1997. The decrease in accounting and legal expenses relates to legal fees paid by the Partnership in 1997 of approximately $48,131 relating to Ponderosa Restaurant. No such fees were incurred in 1998. Property tax expense increased by $8,320 or 61%. This increase is attributed to the Company incurring property taxes expenses that would have been paid by Ponderosa, who had vacated one of the Company's properties and has stopped paying rents, and Toddle House, which is in Chapter 11 Bankruptcy. Overall, other expenses and other income varied little between the two accounting periods.

During 1998, the Partnership sold two properties. In May 1998, the Partnership sold a building leased to Timber Lodge Restaurant in Burnsville, Minnesota. The net sales price was $689,760 and a $100,094 gain was recognized on the sale. In September 1998, the Partnership sold a building leased to Ponderosa Restaurant in Alton, Illinois. The net sales price was $608,997 and a $108,000 loss was recognized on the sale.

The Partnership has continued to distribute cash flows to the limited partners since 1989. Management anticipates that distributions from cash flows will continue in 1999. The distributions may be supplemented by proceeds from property sales, if any. If additional properties are sold and proceeds are distributed to the partners instead of reinvested, future distributions are expected to decrease.

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

During 1997 the Partnership sold one property and a parcel of land. In August, the Partnership sold a building leased to Kindercare located in Indianapolis, Indiana for $182,388. The Partnership recognized a net gain of $18,173. In September, the partnership sold a parcel of land in Las Vegas, Nevada for $195,000. The Partnership recognized a gain of $66,200 on the sale. In 1996, the Partnership sold four properties and a parcel of land for $2,752,006 and realized a net gain of $880,643.

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

LIQUIDITY AND CAPITAL RESOURCES

Each of the Partnership's present properties is leased to an operator/lessee on an absolute net basis, whereby the lessee pays all maintenance, repairs, property taxes and insurance expect for a building previously leased to Toddle House, which is now vacant. The Partnership's leases typically provide a minimum rental plus a percentage of the lessee's gross revenues from the property operation and/or a cost of living increase and/or a fixed rental increase. The Partnership currently owns and manages twelve properties.

The Partnership has $412,033 in cash at December 31, 1998, with no outstanding debt on any of the properties that it owns. The Partnership has income of approximately $57,000 per month from rental income which management anticipates would cover expenses which might need to be paid. However, the Partnership does not expect to use funds for costs and expenses associated with operations and maintenance of the properties, except miscellaneous costs on the dark Toddle House building, as the properties are leased on a triple-net lease basis.

The Partnership's primary source of cash in 1999 is expected to continue to come from the rental of the real estate properties currently owned. The Partnership is attempting to sell its properties which would provide additional cash for distribution. There can be no assurance, however, that the Partnership will be successful in selling its properties. Management anticipates that rental income will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or income were to decrease the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change if properties are sold and/or excess cash is distributed to the Partners.

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

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At December 31, 1998, the Company had one tenant under bankruptcy. The Company is attempting to sell or lease this property.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:


                                                                             Page
                                                                             ----
    1)  Report of Independent Accountants                                     F-2
    2)  Balance Sheets
          December 31, 1998 and 1997                                          F-3
    3)  Statements of Income
          Years Ended December 31, 1998, 1997 and 1996                        F-4
    4)  Statements of Changes in Partners' Equity
          Years Ended December 31, 1998, 1997 and 1996                        F-5
    5)  Statements of Cash Flows
          Years Ended December 31, 1998, 1997 and 1996                        F-6
    6)  Notes to Financial Statements                                         F-7
    7)  Financial Statement Schedules:
          II - Valuation and Qualifying Accounts
               Years Ended December 31, 1998, 1997 and 1996                   F-11
          III - Real Estate and Accumulated Depreciation
               December 31, 1998                                              F-12


                                    PART III


ITEM 10.  GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin. Neither Gary B. Sabin nor the executive officers of New Plan Excel Realty Trust, Inc. receive compensation from the Partnership. The General Partner and the officers and employees of New Plan Excel Realty Trust, Inc. spend such time in the administration of Partnership affairs to the extent deemed necessary.

The names, ages and positions of responsibility held by the executive officers and directors of New Plan Excel Realty Trust, Inc. are as follows:


                  Name            Age                  Position
                  ----            ---                  --------
            Gary B. Sabin          44       President and Chairman of the Board
            Richard B. Muir        43       Executive Vice President and Director
            Jeffrey D. Egertson    46       Chief Financial Officer and Senior Vice President
            Ronald H. Sabin        48       Senior Vice President
            Graham R. Bullick      48       Senior Vice President
            Mark T. Burton         38       Senior Vice President
            S. Eric Ottesen        43       General Counsel and Senior Vice President

FAMILY RELATIONSHIPS

Gary B. Sabin and Ronald H. Sabin are brothers.

BUSINESS EXPERIENCE

The following is a brief background of the directors and executive officers of New Plan Excel Realty Trust, Inc (the "Company").

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

JEFFERY D. EGERTSON, CPA has served as Chief Financial Officer and Senior Vice President of the Company since January 1999. He previously served as Vice President, Financial Services of TrizecHahn from 1997 to 1999, and partner in charge of real estate practices for the Los Angeles office of Coopers & Lybrand from 1989 to 1997.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of New Plan Excel Realty Trust, Inc. See ITEM 13 for compensation to the general partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partner units. The following information sets forth the number of units owned directly or indirectly by each general partner.


                                                                        PERCENT OF
                                                          NUMBER         UNITS AT
              TITLE OF CLASS         BENEFICIAL OWNER    OF UNITS       12/31/98
              --------------         ----------------    --------       --------
           Units of Limited
           Partnership Interest    Gary B. Sabin           None            None

           Units of Limited        New Plan Excel
           Partnership Interest    Realty Trust, Inc.       853            0.630%


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to New Plan Excel Realty Trust, Inc., a general partner, or their affiliates during the year ended December 31, 1998:


                       DESCRIPTION                   AMOUNT
                       -----------                   ------
                 Management fees                    $ 6,750
                 Administrative fees                 10,800
                 Accounting                           6,480


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



      Date: March 24, 1999           Excel Properties, Ltd.
                                     (Registrant)

                                     New Plan Excel Realty Trust, Inc.
                                     (General Partner)


                                       By:   /s/ Gary B. Sabin
                                          -------------------------------
                                          Gary B. Sabin
                                          President

                                       By:   /s/ James Y. Nakagawa
                                          -------------------------------
                                          James Y. Nakagawa
                                          Principal Accounting Officer

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                   PAGE
                                                                                   ----
1.  FINANCIAL STATEMENTS:
         Report of Independent Accountants - Squire & Co........................    F-2

         Balance Sheets
            December 31, 1998 and 1997..........................................    F-3

         Statements of Income
            Years Ended December 31, 1998, 1997 and 1996........................    F-4

         Statements of Changes in Partners' Equity
            Years Ended December 31, 1998, 1997 and 1996........................    F-5

         Statements of Cash Flows
            Years Ended December 31, 1998, 1997 and 1996........................    F-6

         Notes to Financial Statements..........................................    F-7


2.  FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts
            Years Ended December 31, 1998, 1997 and 1996........................   F-11

         Schedule III - Real Estate and Accumulated Depreciation
            December 31, 1998...................................................   F-12

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

SQUIRE & CO.

February 5, 1999
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                   ----------


                                                                  1998                1997
                                                              -----------         -----------
                                     ASSETS

Real estate:
   Land                                                       $ 2,142,112         $ 2,728,464
   Buildings                                                    3,510,518           4,417,200
   Less:  accumulated depreciation                             (1,200,084)         (1,367,861)
                                                              -----------         -----------
      Net real estate                                           4,452,546           5,777,803

Cash                                                              412,033             444,616
Accounts receivable, less allowance for bad debts of
 $0 and $191,764 in 1998 and 1997, respectively                     8,998              19,897
Notes receivable                                                1,159,104           1,167,273
Interest receivable                                                 8,338               5,814
                                                              -----------         -----------
   Total assets                                               $ 6,041,019         $ 7,415,403
                                                              ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable:
      Affiliates                                              $       598         $       697
      Other                                                         2,493               2,139
   Property taxes payable                                               0              19,089
   Tenant security deposits                                             0               5,000
   Deferred rental income                                          16,278              10,408
                                                              -----------         -----------
      Total liabilities                                            19,369              37,333
                                                              -----------         -----------


Partners' Equity:
   General partner's equity                                        41,464              16,376
   Limited partners' equity, 235,308 units authorized,
      135,199 units issued and outstanding                      5,980,186           7,361,694
                                                              -----------         -----------
      Total partners' equity                                    6,021,650           7,378,070
                                                              -----------         -----------

      Total liabilities and partners' equity                  $ 6,041,019         $ 7,415,403
                                                              ===========         ===========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                   ----------


                                              1998              1997              1996
                                           ----------        ----------        ----------
Revenue:
   Base rent                               $  670,691        $  827,221        $1,011,114
   Percentage rents                                --                --            36,901
   Interest and other income                  119,518           156,668           202,786
                                           ----------        ----------        ----------

      Total revenue                           790,209           983,889         1,250,801
                                           ----------        ----------        ----------

Operating Expenses:
   Bad debts                                    3,521            48,892           183,608
   Depreciation                               126,485           143,021           176,133
   Accounting and legal                        25,220            67,834            40,424
   Property taxes                              21,969            13,649            17,962
   Administrative                              10,800            10,800            10,800
   Management fees                              6,750             7,767             9,414
   Office expenses                             13,873            15,955             7,882
   Miscellaneous                                   --                --             3,237
                                           ----------        ----------        ----------

      Total operating expenses                208,618           307,918           449,460
                                           ----------        ----------        ----------

Net income before real estate sales           581,591           675,971           801,341

Gain - sale of real estate                     99,986            84,373           880,643
                                           ----------        ----------        ----------

      Net income                           $  681,577        $  760,344        $1,681,984
                                           ==========        ==========        ==========

Net income allocated to:
   General partner                         $   45,438        $   22,820        $   49,182
   Limited partners                           636,139           737,524         1,632,802
                                           ----------        ----------        ----------

      Total                                $  681,577        $  760,344        $1,681,984
                                           ==========        ==========        ==========

Net income per weighted average
  limited partnership unit                 $     4.71        $     5.45        $    12.07
                                           ==========        ==========        ==========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                   ----------


                                                         GENERAL              LIMITED
                                                         PARTNERS             PARTNERS               TOTAL
                                                       ------------         ------------         ------------
Balance at January 1, 1996                             $      8,691         $ 11,358,963         $ 11,367,654
Net income - 1996                                            49,182            1,632,802            1,681,984
Partner distributions - 1996                                (34,300)          (3,395,933)          (3,430,233)
                                                       ------------         ------------         ------------
Balance at December 31, 1996                                 23,573            9,595,832            9,619,405
Net income - 1997                                            22,820              737,524              760,344
Partner distributions - 1997                                (30,017)          (2,971,662)          (3,001,679)
                                                       ------------         ------------         ------------
Balance at December 31, 1997                                 16,376            7,361,694            7,378,070
Liquidation of Limited Partnership units - 1998                   0               (3,000)              (3,000)
Net Income - 1998                                            45,438              636,139              681,577
Partner distributions - 1998                                (20,350)          (2,014,647)          (2,034,997)
                                                       ------------         ------------         ------------
Balance at December 31, 1998                           $     41,464         $  5,980,186         $  6,021,650
                                                       ============         ============         ============


                   The accompanying notes are an integral part
                           of the financial statements
                                       F-5

                             EXCEL PROPERTIES, LTD.


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                   ----------


                                                               1998                1997                1996
                                                           -----------         -----------         -----------
Cash flows from operating activities:
  Net income                                               $   681,577         $   760,344         $ 1,681,984
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation                                            126,485             143,021             176,133
       Allowance for doubtful accounts                        (191,765)             48,892             184,422
       Gain on sale of real estate                             (99,986)            (84,373)           (880,643)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                  202,664              10,429             (95,237)
          Interest receivable                                       81                  75                (698)
          Other assets                                          (2,605)                 --                  --
           Increase (decrease) in liabilities:
          Accounts payable                                         256               1,036              (2,237)
          Property taxes payable                               (19,089)             19,089              (4,258)
          Tenant security deposits                              (5,000)                 --                  --
          Deferred rental income                                 5,870             (28,691)             (1,139)
                                                           -----------         -----------         -----------

          Net cash provided by operating activities            698,488             869,822           1,058,327
                                                           -----------         -----------         -----------

Cash flows from investing activities:
  Collection of escrow deposits                                     --             963,968                  --
  Proceeds from real estate sales                            1,298,757             211,638           1,941,423
  Collection of notes receivable                                 8,169               7,500               6,649
                                                           -----------         -----------         -----------

          Net cash provided by investing activities          1,306,926           1,183,106           1,948,072
                                                           -----------         -----------         -----------

Cash flows from financing activities:
  Redemption of partnership units                               (3,000)                 --                  --
  Cash distributions                                        (2,034,997)         (3,001,679)         (3,430,233)
                                                           -----------         -----------         -----------

          Net cash used by financing activities             (2,037,997)         (3,001,679)         (3,430,233)
                                                           -----------         -----------         -----------

          Net decrease in cash                                 (32,583)           (948,751)           (423,834)

Cash at beginning of year                                      444,616           1,393,367           1,817,201
                                                           -----------         -----------         -----------

Cash at end of year                                        $   412,033         $   444,616         $ 1,393,367
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

     CASH DEPOSITS

     At December 31, 1998, the carrying amount of the Partnership's cash deposits total $412,033. The bank balances are $412,317 of which $200,000 which is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     There was no interest or taxes paid for the years ended December 31, 1998, 1997 or 1996. The Partnership had no noncash investing or financing transactions in 1998. In 1997, the Partnership assumed a note receivable in the amount of $165,750 in conjunction with the sale of a land parcel. In 1996, $963,968 in proceeds from the sale of a restaurant in Colorado were deposited in an escrow account. These transactions are excluded from the statement of cash flows.

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

     RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statements for the years ended December 31, 1998 and 1997 in order to conform with the current period presentation.

2.   FINANCIAL STATEMENT AND TAX RETURN DIFFERENCES

     The Partnership had the following differences between the financial statements and the Partnership tax return.


                                                  1998                 1997                 1996
                                              ------------         ------------         ------------
Net income:
    Financial statements                      $    681,577         $    760,344         $  1,681,984
    Tax returns                                    487,913              724,356            1,870,650
                                              ------------         ------------         ------------

         Difference                           $    193,664         $     35,988         $   (188,666)
                                              ============         ============         ============

Difference is due to:
    Allowance for bad debts                   $    193,664         $     44,252         $   (184,422)
    Deferred gain - like kind exchange                  --               (8,264)              (4,244)
                                              ------------         ------------         ------------
                                              $    193,664         $   (188,666)        $   (188,666)
                                              ============         ============         ============

Partners' equity:
    Financial statements                      $  5,533,737         $  7,378,070         $  9,619,405
    Tax returns                                  6,741,160            8,779,157           11,056,481
                                              ------------         ------------         ------------
         Difference                           $ (1,207,423)        $ (1,401,087)        $ (1,437,076)
                                              ============         ============         ============

Difference is due to:
    Syndication costs                         $ (1,498,718)        $ (1,498,718)        $ (1,498,718)
    Allowance for bad debts                          1,900             (191,764)            (236,017)
    Deferred gain - like-kind exchange                  --                   --                8,264
    Deferred gain on sale of building              289,395              289,395              289,395
                                              ------------         ------------         ------------
                                              $ (1,207,423)        $ (1,401,087)        $ (1,437,076)
                                              ============         ============         ============


Continued                              F-8

                             EXCEL PROPERTIES, LTD.

                                   ----------


3.   FEES PAID TO GENERAL PARTNER:

     The Partnership has paid the General Partner or its affiliates the following fees:


                                   1998           1997           1996
                                -------        -------        -------
     Management fees            $ 6,750        $ 7,767        $ 9,414
     Administrative fees         10,800         10,800         10,800
     Accounting                   6,480         14,994         16,080


4.   NOTES RECEIVABLE:

     The Company had the following notes receivable at December 31, 1998 and 1997:


                                                                          1998              1997
                                                                       ----------        ----------
     Note from the sale of land, interest at 10%.  Due upon the
     occurrence of certain events.                                     $  165,750        $  165,750

     Note from sale of building, receipts of $1,390 per month
     at 9% interest.  Secured by building sold.  Currently due.           130,522           135,225

     Note from sale of building, interest only receipts of
     $5,366 per month at 8.5% interest.  Secured by building
     sold.  Due November 2003.                                            757,500           757,500

     Note from sale of building, receipts of $1,004 per month
     at 8% interest.  Secured by building sold.  Due December
     2001.                                                                105,332           108,798
                                                                       ----------        ----------

              Total notes receivable                                   $1,159,104        $1,167,273
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


         YEAR ENDING DECEMBER 31,
         ------------------------
              1999                                   $ 670,386
              2000                                     605,500
              2001                                     541,003
              2002                                     449,228
              2003                                     403,475
              Thereafter                               713,753


Continued                             F-9

                             EXCEL PROPERTIES, LTD.

                                   ----------

6.   REAL ESTATE:

     During 1998, the Partnership sold two properties. In May 1998, the Partnership sold a building leased to Timberlodge Restaurant in Burnsville, Minnesota. The net sales price was $689,760 and a $100,094 gain was recognized on the sale. In September 1998, the Partnership sold a building leased to Ponderosa Restaurant in Alton, Illinois. The net sales price was $608,997 and a $108,000 loss was recognized on the sale.

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

                             EXCEL PROPERTIES, LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                      Additions            Deductions
                                                      -----------     ---------------------
                                      Balance at                                                                 Balance at
                                      Beginning       Charged to                                                     End
         Description                   of Year         Expense             Description           Amount            of Year
-------------------------------       -----------     -----------     ---------------------    ----------        ----------
Year ended December 31, 1998:
  Allowance for bad debts             $   191,764     $     3,521     Write-off of Reserves    $  195,285        $        0
                                      ===========     ===========                              ==========        ==========





Year ended December 31, 1997:
  Allowance for bad debts             $   236,017     $    48,892     Write-off of Reserves    $   93,145        $  191,764
                                      ===========     ===========                              ==========        ==========



Year ended December 31, 1996:
  Allowance for bad debts             $    51,595     $   183,608     Reconciling Item         $     (814)       $  236,017
                                      ===========     ===========                              ==========        ==========

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                                                                     Cost
                                                                                 Capitalized
                                                                                  Subsequent
                                                                                      to                 Gross Amount at Which
                                                       Initial Cost               Acquisition         Carried at Close of Period
                                              -----------------------------        ----------        ----------------------------

                                                                 Buildings                                              Buildings
                                                                    and                                                   and
Description                      Encumbrances    Land          Improvements      Improvements          Land          Improvements
                                 ------------  ----------      ------------      ------------        ----------      ------------
Kinder Care:
  Columbus, Ohio                  $       --   $   57,101        $  133,236        $       --        $   57,101        $  133,236
  Gahanna, Ohio                           --       65,047           151,775                --            65,047           151,775
  West Carrollton, Ohio                   --       57,101           133,236                --            57,101           133,236
  Grove City, Ohio                        --       66,702           155,638                --            66,702           155,638
  Dayton, Ohio                            --       57,101           133,236                --            57,101           133,236
  Indianapolis, Indiana                   --       60,324           140,756                --            60,324           140,756
Paragon Restaurant:
  Middleburg Heights, Ohio                --      313,867           732,355                --           313,867           732,355
  Lafayette, Indiana                      --      324,028           756,068                --           324,028           756,068
Autoworks:
  Omaha, Nebraska                         --      275,432           413,148                --           275,432           413,148
Ponderosa:
  Ann Arbor, Michigan                     --      379,809           379,809                --           379,809           379,809
Volume Shoe-Plant City, FL                --      398,104           250,018                --           398,104           250,018
Toddle House-Kenner, LA                   --       87,496           131,243                --            87,496           131,243
                                  ----------   ----------        ----------        ----------        ----------        ----------
                                  $       --   $2,142,112        $3,510,518        $        0        $2,142,112        $3,510,518
                                  ==========   ==========        ==========        ==========        ==========        ==========






                                                                                      Life on Which
                                                                                      Depreciation
                                                     Accumu-                           in Latest
                                                       lated                             Income
                                    Total            Depreci-            Date           Statements
Description                        (a)(b)           ation (c)          Acquired        is Computed
                                  ----------        ----------        ----------      -------------
Kinder Care:
  Columbus, Ohio                  $  190,337        $   49,170              1987        31.5 years
  Gahanna, Ohio                      216,822            56,012              1987        31.5 years
  West Carrollton, Ohio              190,337            49,170              1987        31.5 years
  Grove City, Ohio                   222,340            57,438              1987        31.5 years
  Dayton, Ohio                       190,337            49,170              1987        31.5 years
  Indianapolis, Indiana              201,080            43,008              1987        31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio         1,046,222           266,399              1987        31.5 years
  Lafayette, Indiana               1,080,096           271,023              1987        31.5 years
Autoworks:
  Omaha, Nebraska                    688,580           137,169              1988        31.5 years
Ponderosa:
  Ann Arbor, Michigan                759,618           120,072              1989        31.5 years
Volume Shoe-Plant City, FL           648,122            71,765              1989        31.5 years
Toddle House-Kenner, LA              218,739            29,686              1991        31.5 years
                                  ----------        ----------
                                  $5,652,630        $1,200,084
                                  ==========        ==========

(a) Also represents cost for federal income tax purposes.

(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1998 is as follows:


                                       1998                1997                1996
                                    -----------         -----------         -----------
Balance at beginning of year        $ 7,145,664         $ 7,475,542         $ 9,838,437
Acquistions                                  --                  --                  --
Cost of property sold                (1,493,034)           (329,878)         (2,362,895)
                                    -----------         -----------         -----------

Balance at end of year              $ 5,652,630         $ 7,145,664         $ 7,475,542
                                    ===========         ===========         ===========


(c) Reconciliation of accumulated depreciation for the three years ended December 31, 1998 is as follows:


                                       1998                1997                1996
                                    -----------         -----------         -----------
Balance at beginning of year        $ 1,367,861         $ 1,261,704         $ 1,423,718
Expense                                 126,485             143,021             176,133
Deletions                           (294,262.00)         (36,864.00)        (338,147.00)
                                    -----------         -----------         -----------

Balance at end of year              $ 1,200,084         $ 1,367,861         $ 1,261,704
                                    ===========         ===========         ===========