Form 10-Q
period 1999-03-31
EXCEL PROPERTIES LTD
filed 1999-05-13
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended:                  Commission File Number:
         ----------------------                  -----------------------
             MARCH 31, 1999                              33-2320

                             EXCEL PROPERTIES, LTD.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              87-0426335
     -------------------------------             ----------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)              Identification Number)

           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
           ----------------------------------------------------------
              (Address of principal executive offices and zip code)

     Registrant's telephone number, including area code: (619) 675-9400

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                                                 PAGE
                                                                                                 ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              March 31, 1999 (Unaudited)
              December 31, 1998...............................................................    3

           Statements of Income
              Three Months Ended March 31, 1999 (Unaudited)
              Three Months Ended March 31, 1998 (Unaudited)...................................    4

           Statements of Changes in Partners' Equity
              Three Months Ended March 31, 1999 (Unaudited)
              Three Months Ended March 31, 1998 (Unaudited)...................................    5

           Statements of Cash Flows
              Three Months Ended March 31, 1999 (Unaudited)
              Three Months Ended March 31, 1998 (Unaudited)...................................    6

           Notes to Financial Statements......................................................    7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................................   10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................   12

PART II.  OTHER INFORMATION...................................................................   13

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------

                                                            MARCH 31,        DECEMBER 31,
                                                              1999               1998
                                                          ------------       ------------
                                                          (UNAUDITED)
                                        ASSETS

Real estate:

    Land                                                     1,656,512          2,142,112
    Buildings                                                3,129,257          3,510,518
    Less:  accumulated depreciation                         (1,123,029)        (1,200,084)
                                                          ------------       ------------
       Net real estate                                       3,662,740          4,452,546

Cash                                                         1,290,815            412,033
Accounts receivable, less allowance for bad debts of
    $0 in 1999 and 1998                                            966              8,998
Notes receivable                                             1,156,944          1,159,104
Interest receivable and other assets                             8,200              8,338
                                                          ------------       ------------
    Total assets                                          $  6,119,665       $  6,041,019
                                                          ============       ============

                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Accounts payable:
       Affiliates                                         $        925       $        598
       Other                                                       901              2,493
       Deferred rental income                                   15,116             16,278
                                                          ------------       ------------
       Total liabilities                                        16,942             19,369
                                                          ------------       ------------
Partners' Equity:
    General partner's equity                                    42,541             41,464
    Limited partners' equity, 235,308 units
      authorized, 135,199 units issued
      and outstanding in 1999 and 1998                       6,060,182          5,980,186
                                                          ------------       ------------
       Total partners' equity                                6,102,723          6,021,650
                                                          ------------       ------------
       Total liabilities and partners' equity             $  6,119,665       $  6,041,019
                                                          ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                          1999            1998
                                                        --------        --------
Revenue:
    Base rent                                           $164,812        $175,012
    Interest and other income                             30,761          27,327
                                                        --------        --------
       Total revenue                                     195,573         202,339
                                                        --------        --------
Operating Expenses:
    Depreciation                                          26,570          35,057
    Accounting and legal                                  13,673           4,920
    Office expenses                                        2,341           3,360
    Administrative                                         2,700           2,700
    Management fees                                        1,721           1,775
    Bad debts                                                 --           1,622
                                                        --------        --------
       Total operating expenses                           47,005          49,434
                                                        --------        --------
    Net income before real estate sales                  148,568         152,905

Gain - sale of real estate                               105,847              --
                                                        --------        --------
       Net income                                       $254,415        $152,905
                                                        ========        ========
Net income allocated to:
    General partner                                     $  2,810        $  1,880
    Limited partners                                     251,605         151,025
                                                        --------        --------
       Total                                            $254,415        $152,905
                                                        ========        ========
Net income per weighted average
  limited partnership unit                              $   1.86        $   1.12
                                                        ========        ========


                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               --------------------------------
                                                   1999                 1998
                                               ------------        ------------
Balance at January 1                           $  6,021,650        $  7,378,070
Net income                                          254,414             152,905
Partner distributions                              (173,341)           (200,000)
                                               ------------        ------------
Balance at March 31                            $  6,102,723        $  7,330,975
                                               ============        ============


                     The accompanying notes are an integral
                        part of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -------------------------------
                                                                    1999               1998
                                                                ------------       ------------
Cash flows from operating activities:
    Net income                                                  $    254,414       $    152,905
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                                26,570             35,057
          Provision for bad debts                                         --              1,622
          Gain on sale of real estate                               (105,847)                --
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                          8,031             18,259
          Interest receivable and other assets                           140             (3,239)
        Increase (decrease) in liabilities:
          Accounts payable                                            (1,266)            (2,317)
          Property taxes payable                                          --             (7,011)
          Deferred rental income                                      (1,162)             2,767
                                                                ------------       ------------
                 Net cash provided by operating activities           180,880            198,043
                                                                ------------       ------------
Cash flows from investing activities:
    Collection of notes receivable                                     2,160              1,983
    Proceeds from real estate sales                                  869,083                 --
                                                                ------------       ------------
                 Net cash provided by investing activities           871,243              1,983
                                                                ------------       ------------
Cash flows from financing activities:
    Cash distributions                                              (173,341)          (200,000)
                                                                ------------       ------------
                 Net cash used by financing activities              (173,341)          (200,000)
                                                                ------------       ------------
                 Net increase in cash                                878,782                 26

Cash at January 1                                                    412,033            444,616
                                                                ------------       ------------
Cash at March 31                                                $  1,290,815       $    444,642
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

                             EXCEL PROPERTIES, LTD.

                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1998 Form 10-K.

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

      CASH DEPOSITS

      At March 31, 1999, the carrying amount of the Partnership's cash deposits total $1,290,815. The bank balances are $1,323,808 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the three months ended March 31, 1999 or 1998. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 1999 or 1998.

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

 2.   FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 1999 and 1998:

                                                               1999       1998
                                                              ------     ------
      Management fees                                         $1,721     $1,775
      Administrative fees                                      2,700      2,700
      Accounting                                               1,620      1,620


Continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


3.    NOTES RECEIVABLE

      The Partnership had the following notes receivable at March 31, 1999 and December 31, 1998:

                                                                        1999            1998
                                                                     ----------      ----------
      Note from the sale of land, interest at 10%. Due upon the      $  165,750      $  165,750
      occurrence of certain events

      Note from sale of building, receipts of $1,390 per month
      at 9% interest. Secured by building sold. Currently Due           129,279         130,522

      Note from sale of building, interest only receipts of
      $5,366 per month at 8.5% interest. Secured by building
      sold. Due November 2003                                           757,500         757,500

      Note from sale of building, receipts of $1,004 per month
      at 8% interest. Secured by building sold. Due December
      2001                                                              104,415         107,952
                                                                     ----------      ----------
                  Total notes receivable                             $1,156,944      $1,159,104
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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
                  1999, remaining nine months                          $454,125
                  2000                                                  605,500
                  2001                                                  541,003
                  2002                                                  449,228
                  2003                                                  403,475
                  Thereafter                                            713,753

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns ten properties. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

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

The general partners are currently attempting to sell all of the properties held by the Partnership. The selling of the properties could take several years as the general partners attempt to maximize the sales price of each property. There can be no assurance that the general partners will be successful in selling all of the properties or what price they can obtain.
Additionally, the general partners may change it plans in the future.

LIQUIDITY AND CAPITAL RESOURCES

Each of the Partnership's present properties is leased to an operator/lessee on an absolute net basis, whereby the lessee pays all maintenance, repairs, property taxes and insurance. The Partnership's leases typically provide a minimum rental plus a percentage of the lessee's gross revenues from the property operation and/or a cost of living increase and/or a fixed rental increase. The Partnership currently owns and manages ten properties.

The Partnership has $1,290,815 at March 31, 1999 with no outstanding debt on any of the properties it owns. In April 1999, the Partnership distributed accumulated cash to the partners in the amount of $1,089,000. The Partnership has income of approximately $51,000 a month from rental revenue which management anticipates would cover any Partnership expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

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

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

Base rent decreased $10,200 or 6% from the previous year. The net decrease was primarily due to the sale in May 1998 of a building that was previously leased to Timberlodge Steakhouse. This property accounted for approximately $18,121 of rental revenue in the first quarter of 1998. Offsetting the decrease was an increase in rents of $5,504 for Kindercare in Gahanna, Ohio, in the first quarter of 1999 when compared to 1998.

Operating expenses increased by $6,058 or 42% from the three months ended March 31, 1998 to the three months ended March 31, 1999. This net increase is largely due to the $8,753 increase in accounting expenses relating to tax preparation fee. Interest income increased by $3,433 or 13% from the three months ended March 31, 1998 to the three months ended March 31, 1999. This increase was primarily due to larger cash balances from proceeds relating to the sale of Payless Shoes in Plant City, Florida in March 1999 and Toddle House Restaurant in Kenner, Louisiana in February 1999. Cash balances averaged $1,290,815 in 1999 as compared to $444,629 in 1998. Other expenses and other income varied very little between the two accounting periods.

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

YEAR 2000

Some of the Partnership's information technology ("IT") systems were originally written using two digits rather than four to define the applicable year. As a result, those IT systems had time sensitive software that recognizes dates using "00" as the Year 1900 rather than the Year 2000. The Partnership has upgraded its existing computer software and IT systems and believes that they are able to recognize the Year 2000 and that the Year 2000 issue will not have a material impact on the Partnership's operations.

The Year 2000 issue affects the Partnership's internal systems, including IT and non-IT systems. The Partnership is reviewing its utility systems (heat, light, telephones, etc.) and other non-IT systems for the impact of Year 2000. The Partnership has solicited assurances from its contractors, vendors and other third parties that their systems (including building management and mechanical systems) are currently Year 2000 compliant or will be made compliant before the advent of the Year 2000. No assurances can be made that all contractors and other third parties will comply with their assurances. The Partnership intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third parties, including financial institutions and utility providers, to understand their ability to continue providing services and products through the change to Year 2000. The failure to correct a material Year 2000 problem either within the Partnership or within a vendor or supplier could result in an interruption in, or a failure of, certain normal business activities or operations of the Partnership. Such interruptions or failures could materially adversely affect the Partnership's business, operating results and financial condition.

The Partnership's Year 2000 project is expected to be complete by mid-1999, which is prior to any anticipated impact on the Partnership's IT systems. The cost of the Partnership's Year 2000 project, and the target date on which the Partnership expects the Year 2000 modifications to be complete are based upon a variety of assumptions of future events, including the continued availability of certain resources. No assurance can be made that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct relevant computer codes and the timing and compliance by the Partnership's outside vendors and suppliers.

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since the Partnership has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if the Partnership identifies significant risks or is unable to meet its anticipated time line, the Partnership will develop contingency plans as deemed necessary at that time. This discussion contains forward-looking statements and should be read in conjunction with the Partnership's disclosures under the heading "Certain Cautionary Statements" below.

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

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At March 31, 1999, the Partnership had no tenants under bankruptcy.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: 27.1 - Financial Data Schedule

        (b) Reports on Form 8-K

            The Partnership filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 1999                     EXCEL PROPERTIES, LTD.
                                        (Registrant)

                                        New Plan Excel Realty Trust, Inc.
                                        (General Partner)

                                        By:  /s/ Gary B. Sabin
                                             -----------------------------------
                                             Gary B. Sabin, President

                                        By:  /s/ James Y. Nakagawa
                                             -----------------------------------
                                             James Y. Nakagawa,
                                             Principal Accounting Officer