Form 10-Q
period 1999-06-30
EXCEL PROPERTIES LTD
filed 1999-08-16
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended:                                Commission File Number:

     JUNE 30, 1999                                             33-2320
 ----------------------                                -----------------------


                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                      87-0426335
  -------------------------------                     ----------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                     Identification Number)


           16955 VIA DEL CAMPO, SUITE 110 SAN DIEGO, CALIFORNIA 92127
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


    Registrant's telephone number, including area code:  (858) 675-9400


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

                    (1)  Yes  [X]    No  [ ]

                    (2)  Yes  [X]    No  [ ]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Balance Sheets
            June 30, 1999 (Unaudited)
            December 31, 1998...............................................................3

         Statements of Income
            Three Months Ended June 30, 1999 (Unaudited)
            Three Months Ended June 30, 1998 (Unaudited)
            Six Months Ended June 30, 1999 (Unaudited)
            Six Months Ended June 30, 1998 (Unaudited)......................................4

         Statements of Changes in Partners' Equity
            Six Months Ended June 30, 1999 (Unaudited)
            Six Months Ended June 30, 1998 (Unaudited)......................................5

         Statements of Cash Flows
            Six Months Ended June 30, 1999 (Unaudited)
            Six Months Ended June 30, 1998 (Unaudited)......................................6

         Notes to Financial Statements......................................................7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................10

PART II.  OTHER INFORMATION................................................................13

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------


                                                                    JUNE 30,
                                                                      1999              DECEMBER 31,
                                                                   (UNAUDITED)              1998
                                                                  ------------          ------------
                                     ASSETS

Real estate:

   Land                                                              1,656,512             2,142,112
   Buildings                                                         3,129,257             3,510,518
   Less:  accumulated depreciation                                  (1,148,011)           (1,200,084)
                                                                  ------------          ------------
      Net real estate                                                3,637,758             4,452,546

Cash                                                                   346,509               412,033
Accounts receivable, less allowance for bad debts of
   $0 and $0 in 1999 and 1998, respectively                              9,103                 8,998
Notes receivable                                                     1,154,737             1,159,104
Interest receivable and other assets                                     8,485                 8,338
                                                                  ------------          ------------

   Total assets                                                   $  5,156,592          $  6,041,019
                                                                  ============          ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Accounts payable:
      Affiliates                                                $            -          $        598
      Other                                                              2,531                 2,493
   Property taxes payable                                                4,106                     -
   Deferred rental income                                               13,855                16,278
                                                                  ------------          ------------
      Total liabilities                                                 20,492                19,369
                                                                  ------------          ------------


Partners' Equity:
   General partner's equity                                             34,201                41,464
   Limited partners' equity, 235,308 units
     authorized, 135,199 units issued
     and outstanding in 1999 and 135,299 units
     issued  and outstanding in 1998,
     respectively                                                    5,101,899             5,980,186
                                                                  ------------          ------------
      Total partners' equity                                         5,136,100             6,021,650
                                                                  ------------          ------------

      Total liabilities and partners' equity                      $  5,156,592          $  6,041,019
                                                                  ============          ============


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                            ----------------------------        ----------------------------
                                               1999              1998              1999              1998
                                            ----------        ----------        ----------        ----------
Revenue:
   Base rent                                $  153,015        $  164,087        $  317,827        $  339,099
   Interest income                              30,949            34,301            61,710            61,629
                                            ----------        ----------        ----------        ----------

      Total revenue                            183,964           198,388           379,537           400,728
                                            ----------        ----------        ----------        ----------

Expenses:
   Depreciation                                 24,982            32,550            51,552            67,607
   Bad debts                                         -             4,423                 -             6,045
   Office expenses                               2,395             2,754             4,521             6,115
   Administrative                                2,700             2,700             5,400             5,400
   Accounting and legal                          7,234             2,385            20,907             7,305
   Management fees                               1,457             1,736             3,178             3,511
   Property tax expenses                        12,318                 -            12,534                 -
   Other property expenses                         706               617               706               617
                                            ----------        ----------        ----------        ----------

      Total expenses                            51,792            47,165            98,798            96,600
                                            ----------        ----------        ----------        ----------

   Income before real estate sales             132,172           151,223           280,739           304,128

Gain - sale of real estate                           -           100,094           105,847           100,094
                                            ----------        ----------        ----------        ----------
      Net income                            $  132,172        $  251,317        $  386,586        $  404,222
                                            ==========        ==========        ==========        ==========

Net income allocated to:
   General partner                          $    1,572        $    2,513        $    4,381        $    4,042
   Limited partners                            130,600           248,804           382,205           400,180
                                            ----------        ----------        ----------        ----------

      Total                                 $  132,172        $  251,317        $  386,586        $  404,222
                                            ==========        ==========        ==========        ==========


Net income per weighted average
  limited partnership unit                  $     0.97        $     1.84        $     2.83        $     2.96
                                            ==========        ==========        ==========        ==========


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------


                                        SIX MONTHS ENDED
                                             JUNE 30
                               ----------------------------------
                                   1999                  1998
                               ------------          ------------
Balance at January 1           $  6,021,650          $  7,378,070
Net income                          386,586               404,222
Partner distributions            (1,272,136)             (385,000)
                               ------------          ------------
Balance at June 30             $  5,136,100          $  7,397,292
                               ============          ============


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                 ----------------------------------
                                                                     1999                  1998
                                                                 ------------          ------------

Cash flows from operating activities:
   Net income                                                    $    386,586          $    404,222
   Adjustments to reconcile net income to net cash
      provided by operations:
        Depreciation                                                   51,552                67,607
        Provision for bad debts                                             -                 6,045
        Gain on sale of real estate                                  (105,847)             (100,094)
      Changes in operating assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable                                              (106)               13,852
        Interest receivable and other assets                             (145)               (2,776)
       Increase (decrease) in liabilities:
        Accounts payable                                                 (560)              (11,279)
        Property taxes payable                                          4,106                (7,011)
        Deferred rental income                                         (2,423)                4,601
                                                                 ------------          ------------
         Net cash provided by operating activities                    333,163               375,167
                                                                 ------------          ------------


Cash flows from investing activities:
      Collection of notes receivable                                    4,366                 4,009
      Proceeds from real estate sales                                 869,083               689,760
                                                                 ------------          ------------

              Net cash provided by investing activities               873,449               693,769
                                                                 ------------          ------------


Cash flows from financing activities:
   Cash distributions                                              (1,272,136)             (385,000)
                                                                 ------------          ------------

              Net cash used by financing activities                (1,272,136)             (385,000)
                                                                 ------------          ------------

              Net (decrease) increase in cash                         (65,524)              683,936

Cash at January 1                                                     412,033               444,616
                                                                 ------------          ------------

Cash at June 30                                                  $    346,509          $  1,128,552
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

     CASH DEPOSITS

     At June 30, 1999, the carrying amount of the Partnership's cash deposits total $346,509. The bank balances are $399,364 of which $200,000 is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     There was no interest or taxes paid for the six months ended June 30, 1999 or 1998. The Partnership also had no noncash investing or financing transactions for the six months ended June 30, 1999 or 1998.

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

2.   Fees Paid to General Partner

     The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 1999 and 1998:

                                                       1999        1998
                                                     -------     -------
     Management fees                                 $ 2,674     $ 3,511
     Administrative fees                               5,400       5,400
     Accounting                                        3,240       3,240

3.   SALE OF PROPERTY

     In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The sale price for the building was $237,500. The Partnership recognized a gain of $34,534 on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The sale price for the building was $670,000. The Partnership recognized a gain of $71,313 on the sale. In 1998, the Partnership sold a property leased by Timberlodge Steakhouse in Burnsville, Minnesota. The net proceeds for the building were $689,760 and a gain of $100,094 was recognized.

                             EXCEL PROPERTIES, LTD.

                                   ----------


4.   NOTES RECEIVABLE

     The Company had the following notes receivable at June 30, 1999 and December 31, 1998:

                                                                                     1999                1998
                                                                                  ----------          ----------
     Note from the sale of land, interest at 10%. Due upon the                    $  165,750          $  165,750
     occurrence of certain events.

     Note from sale of building, receipts of $1,390 per month
     at 9% interest. Secured by building sold. Currently Due                         128,007             130,522

     Note from sale of building, interest only receipts of
     $5,366 per month at 8.5% interest. Secured by building
     sold. Due November 2003.                                                        757,500             757,500

     Note from sale of building, receipts of $1,004 per month
     at 8% interest. Secured by building sold. Due December
     2001.                                                                           103,480             105,332
                                                                                  ----------          ----------

     Total notes receivable                                                       $1,154,737          $1,159,104
                                                                                  ==========          ==========

5.   MINIMUM FUTURE RENTALS

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

     Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
          1999, remaining six months                  $   305,759
          2000                                            605,500
          2001                                            541,003
          2002                                            449,228
          2003                                            403,475
          Thereafter                                      713,753

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has $346,509 at June 30, 1999, with no debt on any of the properties it owns. In July 1999, the Partnership distributed accumulated cash to the partners in the amount of $250,000. The Partnership currently recognizes approximately $51,000 a month from rental revenue. Management anticipates that rental revenue should be enough to cover any Partnership and operating expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

Management anticipates that the Partnership's primary source of cash in 1999 will continue to come from rental of the real estate properties currently owned. The Partnership may also, from time to time, sell certain properties which would provide cash for distribution. Management anticipates that rental revenue will be sufficient to cover the operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. Management expects that the liquidity of the Partnership will change if properties are sold and/or excess cash is distributed to the unit holders (partners).

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

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

Base rent decreased $11,072 or 7% from the previous year. The net decrease was primarily due to the sale in March 1999 of a building that was previously leased to Payless Shoe Store. This property accounted for approximately $17,696 of rental revenue in the second quarter of 1998.

Interest income decreased $3,352 or 10% over 1998. This decrease was largely due to cash balances from proceeds relating to the 1998 property sales before the funds were distributed to the partners.

In 1998, the company recognized a gain of $100,094 relating to the sale of a building in Burnsville, Minnesota that was on lease to Timberlodge. There were no property sales in the three months ended June 30, 1999.

Operating expenses increased by $4,627 or 10% from the three months ended June 30, 1998 to the three months ended June 30, 1999. The net increase was largely due to the $4,849 increase in accounting expense. This increase is primarily due to $4,932 paid for tax preparation and audit fees . Depreciation expense decreased by $7,568 or 23% due to property sales in 1998 and in the first quarter in 1999. Bad debt expense decreased by $4,423 or 100% as compared to 1998. In 1999, the Company did not record any bad debt expense. Property taxes increased by $12,318 or 100%. The increase is attributable to the Company paying for the property taxes on behalf of Kindercare in Columbus, Ohio.
 Kindercare is to reimburse the Company for the expense. Other expenses and other income varied very little between the two accounting periods.

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

Base rent decreased $21,272 or 6% from the previous year. The decrease was primarily due to the sale in February 1999 of a building previously leased to Payless Shoe Store, in Plant City, Florida. This property accounted for approximately $35,393 in the first half of 1998.

Operating expenses increased by $2,198 or 2%. Accounting expense increased by $13,602 over 1998. This increase is primarily due to accounting fees paid for tax preparation and audit fees. Depreciation expense decreased by $16,055 or 24% due to property sales in 1998 and in the first quarter in 1999. Bad debt expense decreased by $4,423 or 100% as compared to 1998. In 1999, the Company did not record any bad debt expense. Property tax expense increased by $12,534 or 100%. The increase is attributable to the Company paying for the property taxes on behalf of Kindercare in Columbus, Ohio. Kindercare is to reimburse the Company for these expenses. Other expenses and other income varied very little between the two accounting periods.

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

YEAR 2000

The Partnership uses the information technology ("IT") systems of the general partner. Some of the general partners' IT systems were originally written using two digits rather than four to define the applicable year. As a result, those IT systems had time sensitive software that recognizes dates using "00" as the Year 1900 rather than the Year 2000. The general partner has upgraded its existing computer software and IT systems and believes that they are able to recognize the Year 2000 and that the Year 2000 issue will not have a material impact on the Partnership's operations. The Year 2000 issue affects the Partnership's internal systems, including IT and non-IT systems. The Partnership is reviewing its utility systems (heat,light, telephones, etc.) and other non-IT systems for the impact of Year 2000. The Partnership has solicited assurances from its contractors, vendors and other third parties that their systems (including building management and mechanical systems) are currently Year 2000 compliant or will be made compliant before the advent of the Year 2000. No assurances can be made that all contractors and other third parties will comply with their assurances. The Partnership intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third parties, including financial institutions and utility providers, to understand their ability to continue providing services and products through the change to Year 2000. The failure to correct a material Year 2000 problem either within the Partnership or within a vendor or supplier could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such interruptions or failures could materially adversely affect the Partnership's business, operating results and financial condition.

The Partnership's Year 2000 project is substantially completed. As of June 30, 1999, the general partner had expended less than $60,000 and does not expect to expend any significant additional costs in connection with its Year 2000 project, including the cost of identification, assessment, remediation and testing efforts. The cost of the Year 2000 project, and the target date on which the Partnership expects the Year 2000 modifications to be complete are based upon a variety of assumptions of future events, including the continued availability of certain resources. No assurance can be made that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct relevant computer codes and the timing and compliance by the Partnership's outside vendors and suppliers.

A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. Since the Partnership has adopted a plan to address these Year 2000 issues, it has not developed a comprehensive contingency plan should Year 2000 issues fail to be addressed successfully or in their entirety. However, if the Partnership identifies significant risks or is unable to meet its anticipated time line, the Partnership will develop contingency plans as deemed necessary at that time. This discussion contains forward-looking statements and should be read, along with all other forward-looking statements herein, in conjunction with the Partnership's disclosures under the heading "Certain Cautionary Statements" below.


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

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At June 30, 1999, the Company had no tenants under bankruptcy. The Company is attempting to sell or lease this property.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits: 27.1 - Financial Data Schedule

          (b) Reports on Form 8-K The Partnership filed no reports on Form 8-K during the quarter ended June 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 16, 1999           EXCEL PROPERTIES, LTD.
                                 (Registrant)

                                 New Plan Excel Realty Trust, Inc.
                                 (General Partner)



                                 By: /s/ Gary B. Sabin
                                     -------------------------------------------
                                     Gary B. Sabin, General Partner


                                 By: /s/ James Y. Nakagawa
                                     -------------------------------------------
                                     James Y. Nakagawa, Principal Accounting
                                     Officer