Form 10-Q
period 1999-09-30
EXCEL PROPERTIES LTD
filed 1999-11-09
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended:                      Commission File Number:

         SEPTEMBER 30, 1999                               33-2320
       ----------------------                      -----------------------


                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                     87-0426335
 ------------------------------                     ----------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)


           16955 VIA DEL CAMPO, SUITE 100, SAN DIEGO, CALIFORNIA 92127
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

                    (1)  Yes   [X]        No    [ ]

                    (2)  Yes   [X]        No    [ ]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                  PAGE
                                                                                  ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Balance Sheets
            September 30, 1999 (Unaudited)
            December 31, 1998.......................................................3

         Statements of Income
            Three Months Ended September 30, 1999 (Unaudited)
            Three Months Ended September 30, 1998 (Unaudited)
            Nine  Months Ended September 30, 1999 (Unaudited)
            Nine  Months Ended September 30, 1998 (Unaudited).......................4

         Statements of Changes in Partners' Equity
            Nine  Months Ended September 30, 1999 (Unaudited)
            Nine  Months Ended September 30, 1998 (Unaudited).......................5

         Statements of Cash Flows
            Nine  Months Ended September 30, 1999 (Unaudited)
            Nine  Months Ended September 30, 1998 (Unaudited).......................6

         Notes to Financial Statements..............................................7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................10

PART II.  OTHER INFORMATION........................................................13

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS

                                   ----------

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1999            1998
                                                        -------------   ------------
                                                         (UNAUDITED)
                                            ASSETS

Real estate:
   Land                                                   $ 1,524,764    $ 2,142,112
   Buildings                                                2,821,843      3,510,518
   Less:  accumulated depreciation                         (1,051,309)    (1,200,084)
                                                          -----------    -----------
      Net real estate                                       3,295,298      4,452,546

Cash                                                          864,224        412,033
Accounts receivable, less allowance for bad debts of
   $23,283 and $0 in 1999 and 1998, respectively                1,071          8,998
Notes receivable                                            1,152,483      1,159,104
Interest receivable and other assets                            6,356          8,338
                                                          -----------    -----------

   Total assets                                           $ 5,319,432    $ 6,041,019
                                                          ===========    ===========


                       LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable:
      Affiliates                                          $       826    $       598
      Other                                                     1,912          2,493
      Deferred rental income                                    8,708         16,278
                                                          -----------    -----------
      Total liabilities                                        11,446         19,369
                                                          -----------    -----------


Partners' Equity:
   General partner's equity                                    36,165         41,464
   Limited partners' equity, 235,308 units
     authorized, 135,199 units issued
     and outstanding in 1999 and 135,299 units
     issued and outstanding in 1998,
     respectively.                                          5,271,821      5,980,186
                                                          -----------    -----------
      Total partners' equity                                5,307,986      6,021,650
                                                          -----------    -----------

      Total liabilities and partners' equity              $ 5,319,432    $ 6,041,019
                                                          ===========    ===========



                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                      -----------------------     ----------------------
                                         1999          1998          1999         1998
                                      ---------     ---------     ---------    ---------
Revenue:
   Base rent                          $ 147,072     $ 165,162     $ 464,898    $ 504,261
   Interest income                       27,522        27,741        89,232       89,369
                                      ---------     ---------     ---------    ---------

      Total revenue                     174,594       192,903       554,130      593,630
                                      ---------     ---------     ---------    ---------

Expenses:
   Depreciation                          24,474        30,367        76,026       97,975
   Bad debts                             23,283        (2,524)       23,283        3,521
   Office expenses                        2,125         3,188         7,350        9,919
   Administrative                         2,700         2,700         8,100        8,100
   Accounting and legal                   2,530         2,473        23,437        9,778
   Management fees                        2,016         1,652         5,194        5,163
   Property tax                         (12,318)       20,812           216       20,812
                                      ---------     ---------     ---------    ---------

      Total expenses                     44,810        58,668       143,606      155,268
                                      ---------     ---------     ---------    ---------

   Income before real estate sales      129,784       134,235       410,524      438,362

Gain (loss) - sale of real estate       282,239          (108)      388,085       99,986
                                      ---------     ---------     ---------    ---------

      Net income                      $ 412,023     $ 134,127     $ 798,609    $ 538,348
                                      =========     =========     =========    =========


Net income allocated to:
   General partner                    $   4,365     $   1,645     $   8,746    $   6,363
   Limited partners                     407,658       132,482       789,863      531,985
                                      ---------     ---------     ---------    ---------

      Total                           $ 412,023     $ 134,127     $ 789,609    $ 538,348
                                      =========     =========     =========    =========


Net income per weighted average
  limited partnership unit               $ 3.02        $ 0.98        $ 5.84       $ 3.93
                                         ======        ======        ======       ======


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------



                                         NINE MONTHS ENDED
                                            SEPTEMBER 30
                                   ----------------------------
                                       1999              1998
                                   -----------      -----------
Balance at January 1               $ 6,021,650      $ 7,378,070
Net income                             798,609          538,348
Partner distributions               (1,512,273)      (1,259,999)
                                   -----------      -----------
Balance at September 30            $ 5,307,986      $ 6,656,419
                                   ===========      ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            -------------------------
                                                                1999          1998
                                                            -----------   -----------
Cash flows from operating activities:
   Net income                                               $   798,609   $   538,348
   Adjustments to reconcile net income to net cash
      provided by operations:
        Depreciation                                             76,026        97,975
        Provision for bad debts                                  23,283         3,521
        Gain on sale of real estate                            (388,085)      (99,986)
      Changes in operating assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable                                     (15,357)       16,376
        Interest receivable and other assets                      1,983        (5,665)
       Increase (decrease) in liabilities:
        Accounts payable                                          3,753          (859)
        Property taxes payable                                   (4,106)       (8,721)
        Deferred rental income                                   (7,570)        4,603
                                                            -----------   -----------
         Net cash provided by operating activities              488,536       545,592
                                                            -----------   -----------


Cash flows from investing activities:
      Collection of notes receivable                              6,621         6,078
      Proceeds from real estate sales                         1,469,307     1,298,757
                                                            -----------   -----------

              Net cash provided by investing activities       1,475,928     1,304,835
                                                            -----------   -----------


Cash flows from financing activities:
   Cash distributions                                        (1,512,273)   (1,259,999)
                                                            -----------   -----------

              Net cash used by financing activities          (1,512,273)   (1,259,999)
                                                            -----------   -----------

              Net increase increase in cash                     452,191       590,428

Cash at January 1                                               412,033       444,616
                                                            -----------   -----------

Cash at September 30                                        $   864,224   $ 1,035,044
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

    REAL ESTATE

    Land and buildings are recorded at cost. Buildings are depreciated using the straight-line method over of 31.5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from dispositions are reported as income or expense.

    CASH DEPOSITS

    At September 30, 1999, the carrying amount of the Partnership's cash deposits total $864,224. The bank balances are $1,040,465 of which $200,000 is covered by federal depository insurance.

    STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

    There was no interest or taxes paid for the nine months ended September 30, 1999 or 1998. The Partnership also had no noncash investing or financing transactions for the nine months ended September 30, 1999 or 1998.

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

2.  Fees Paid to General Partner

    The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 1999 and 1998:

                                                               1999        1998
                                                               ----        ----
     Management fees                                         $ 5,194     $ 5,163
     Administrative fees                                       8,100       8,100
     Accounting                                                4,860       4,860

3.  SALE OF PROPERTY

    In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The sale price for the building was $237,500. The Partnership recognized a gain of $34,534 on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The sale price for the building was $670,000. The Partnership recognized a gain of $71,313 on the sale. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The sale price for the Kindercare located in Gahanna, Ohio was $374,052 and the sale price for the Kindercare located in Grove City, Ohio was $314,991. The partnership recognized a gain of $169,222 and $113,016, respectively, on the sale. In May 1998, the Partnership sold a property leased by Timberlodge Steakhouse in Burnsville, Minnesota. The net proceeds for the building were $689,760 and a gain of $100,094 was recognized. In September 1998, the Partnership sold a vacant building in Alton, Illinois, formerly on lease to Ponderosa Restaurant. The sale price for the building was $610,000. The Partnership recognized a loss of $108 on the sale.



Continued
                                        8

                             EXCEL PROPERTIES, LTD.

                                   ----------


4.  NOTES RECEIVABLE

    The Company had the following notes receivable at September 30, 1999 and December 31, 1998:

                                                                          1999        1998
                                                                       ----------  ----------
     Note from the sale of land, interest at 10%. Due upon the         $  165,750  $  165,750
     occurrence of certain events.

     Note from sale of building, receipts of $1,390 per month
     at 9% interest. Secured by building sold. Currently Due.             126,707     130,522

     Note from sale of building, interest only receipts of
     $5,366 per month at 8.5% interest. Secured by building
     sold. Due November 2003.                                             757,500     757,500

     Note from sale of building, receipts of $1,004 per month
     at 8% interest. Secured by building sold. Due December
     2001.                                                                102,526     105,332
                                                                       ----------  ----------

              Total notes receivable                                   $1,152,483  $1,159,104
                                                                       ==========  ==========

5.  MINIMUM FUTURE RENTALS

    The Company leases single-tenant buildings to tenants under noncancellable operating leases requiring the greater of fixed or percentage rents. The leases are triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities.

    Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

         YEAR ENDING DECEMBER 31,
         ------------------------
              1999, remaining three months                  $ 133,205
              2000                                            526,260
              2001                                            461,763
              2002                                            369,988
              2003                                            348,761
              Thereafter                                      713,753




Continued
                                        9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NATURE OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for long-term investment. The Partnership currently owns eight properties. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation, and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985, and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.

Properties that have been acquired by the Partnership are subject to long-term triple-net leases. Such leases require the lessee to pay the prescribed minimum rental plus all costs and expenses associated with the operations and maintenance of the property. These expenses include real property taxes, property insurance, repairs and maintenance and similar expenses. Certain leases also provide some form of inflation hedge which calls for the minimum rent to be increased, based upon adjustments in the consumer price index, fixed rent escalation, or by receipt of a percentage of the gross sales of the tenant.

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

The principal investment objectives of the Partnership are to provide to its limited partners preservation, protection and eventual return of the investment, and distributions of cash from operations including property sales, some of which may be a return of capital for tax purposes rather than taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has $864,224 at September 30, 1999, with no debt on any of the properties it owns. In October 1999, the Partnership distributed accumulated cash to the partners in the amount of $750,000. The Partnership currently recognizes approximately $44,402 a month from rental revenue. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

The Partnership's primary source of cash is from rental of the real estate properties currently owned. The Partnership may also sell properties which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. The liquidity of the Partnership will change as properties are sold and/or excess cash is distributed to the unit holders (partners).


RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Base rent decreased $18,090 or 11% from the previous year. The net decrease was primarily due to the sale in March 1999 of a building that was previously leased to Payless Shoe Store. This property accounted for approximately $17,696 of rental revenue in 1998.

In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The sale price for the Kindercare located in Gahanna, Ohio was $374,052 and the sale price for the Kindercare located in Grove City, Ohio was $314,991. The partnership recognized a gain of $169,222 and $113,016, respectively, on the sales. In September

1998, the Partnership sold a vacant building in Alton, Illinois, formerly on lease to Ponderosa Restaurant. The sale price for the building was $610,000. The Partnership recognized a loss of $108 on the sale.

Operating expenses decreased by $13,858 or 24% from the three months ended September 30, 1998 to the three months ended September 30, 1999. The net decrease was largely due to the $33,130 decrease in property tax expense and the increase of $25,807 in bad debt expense as compared to 1998. The decrease in property tax expense is attributable to the Company paying for the property taxes that would have been paid by the Ponderosa Restaurant and Toddle House in 1998. In 1999, the Company paid property taxes that would have been paid by Kindercare in Columbus, Ohio. Subsequently, the Company charged Kindercare for the amount of the property taxes paid on their behalf. Bad debt expense increased by $25,807 as compared to 1998. The increase in bad debt expense was primarily due to Kindercare in Columbus, Ohio which is delinquent on their rents. Depreciation expense decreased by $5,893 or 19% due to property sales in 1998 and in 1999. Other expenses and other income varied very little between the two accounting periods.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

Base rent decreased $39,363 or 8% from the previous year. The decrease was primarily due to the sale in March 1999 of a building previously leased to Payless Shoe Store and to the sale of a building in May 1998 that was leased by Timberlodge Steakhouse. These properties accounted for approximately $83,289 of rental revenue in 1998 as compared to $17,596 in 1999. Offsetting the decrease was an increase in rents of $20,590 for Kindercare in Gahanna, Ohio and Kindercare in Grove City, Ohio in 1999 as compared to 1998.

In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The sale price for the building was $237,500. The Partnership recognized a gain of $34,534. In March 1999, the Partnership sold a building previously leased to Payless Shoe Store, in Plant City, Florida. The sale price for the building was $670,000. The Partnership recognized a gain of $71,313. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The sale price for the Kindercare located in Gahanna, Ohio was $374,052 and the sale price for the Kindercare located in Grove City, Ohio was $314,991. The partnership recognized a gain of $169,222 and $113,016, respectively, on the sale. In May 1998, the Partnership sold a building that was leased by Timberlodge Steakhouse in Burnsville, Minnesota. The net proceeds for the building were $689,760 and a gain of $100,094 was recognized. In September 1998, the Partnership sold a vacant building in Alton, Illinois, formerly on lease to Ponderosa Restaurant. The sale price for the building was $610,000. The Partnership recognized a loss of $108 on the sale.

Operating expenses decreased by $11,662 or 8%. Depreciation expense decreased by $21,949 or 22% due to property sales in 1998 and 1999. Accounting expense increased by $13,659 over 1998. This increase is primarily due to amounts paid for tax preparation and audit fees. Property tax expense decreased by $20,596 or 99%. The decrease in property tax expense is attributable to the Company paying for the property taxes that would have been paid by the Ponderosa Restaurant and Toddle House in 1998. In 1999, the Company paid property taxes that would have been paid by Kindercare in Columbus, Ohio. Subsequently, the Company charged Kindercare for the amount of the property taxes paid on their behalf. Bad debt expense increased by $19,762 as compared to 1998. The increase is primarily due to Kindercare in Columbus, Ohio. Other expenses and other income varied very little between the two accounting periods.

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

YEAR 2000

The Partnership uses the information technology ("IT") systems of the general partner. Some of the general partners' IT systems were originally written using two digits rather than four to define the applicable year. As a result, those IT systems had time sensitive software that recognizes dates using "00" as the Year 1900 rather than the Year 2000. The general partner has upgraded its existing computer software and IT systems and believes that they are able to recognize the Year 2000 and that the Year 2000 issue will not have a material impact on the Partnership's operations. The Year

2000 issue affects the Partnership's internal systems, including IT and non-IT systems. The Partnership has reviewed its utility systems (heat,light, telephones, etc.) and other non-IT systems for the impact of Year 2000. The Partnership has solicited assurances from its contractors, vendors and other third parties that their systems (including building management and mechanical systems) are currently Year 2000 compliant or will be made compliant before the advent of the Year 2000. No assurances can be made that all contractors and other third parties will comply with their assurances. The Partnership intends to take continuous steps to identify Year 2000 problems related to its vendors and to formulate a system of working with key third parties, including financial institutions and utility providers, to understand their ability to continue providing services and products through the change to Year 2000. The failure to correct a material Year 2000 problem either within the Partnership or within a vendor or supplier could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such interruptions or failures could materially adversely affect the Partnership's business, operating results and financial condition.

The Partnership's Year 2000 project is substantially completed. As of September 30, 1999, the general partner had expended less than $60,000 and does not expect to expend any significant additional costs in connection with its Year 2000 project, including the cost of identification, assessment, remediation and testing efforts. The cost of the Year 2000 project, and the target date on which the Partnership expects the Year 2000 modifications to be complete are based upon a variety of assumptions of future events, including the continued availability of certain resources. No assurance can be made that these estimates will be achieved and actual results could materially differ from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct relevant computer codes and the timing and compliance by the Partnership's outside vendors and suppliers.

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

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming

(continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At September 30, 1999, the Company had no tenants under bankruptcy.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

Items 4 and 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: 27.1 - Financial Data Schedule
         (b) Reports on Form 8-K

             The Partnership filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 9, 1999                        EXCEL PROPERTIES, LTD.
                                               (Registrant)


                                               By: /s/ GARY B. SABIN
                                                   -------------------------
                                                   Gary B. Sabin,
                                                   General Partner


                                               By: /s/ JAMES Y. NAKAGAWA
                                                   -------------------------
                                                   James Y. Nakagawa,
                                                   Principal Accounting Officer