Form 10-K
period 1999-12-31
EXCEL PROPERTIES LTD
filed 2000-03-28
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended:                               Commission File Number:
    DECEMBER 31, 1999                                             33-2320
--------------------------                               -----------------------

                             EXCEL PROPERTIES, LTD.
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                           87-0426335
-------------------------------                           ---------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)


    17140 BERNARDO CENTER DRIVE, SUITE 300      SAN DIEGO, CALIFORNIA  92128
    ------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


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

                              (1) Yes [X]   No [ ]

                              (1) Yes [X]   No [ ]

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for investment. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation ("New Plan"), and Gary B. Sabin. The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances. In 1999, Excel Legacy Corporation ("the Company") began managing the assets of the Partnership when certain officers of New Plan resigned. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.

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

ITEM 2. PROPERTIES

The Partnership presently owns eight properties as follows:

KINDER-CARE LEARNING CENTERS

The Partnership owns four properties on lease to Kinder-Care, Inc., the nation's largest provider of day-care centers.

KINDER-CARE LEARNING CENTER - WEST CARROLLTON, OHIO

        Date of purchase: May 28, 1987

        Purchase price: $190,337

        Property description: This property is located approximately eight miles southwest of Dayton, Ohio in the suburb of West Carrollton. The building contains 4,650 square feet and is situated on .55 acres of land.

        The current lease expires December 31, 2001. The annual rent over the remainder of the lease is as follows:

        January 1, 2000 to December 31, 2001   $35,526

KINDER-CARE LEARNING CENTER - COLUMBUS, OHIO

        Date of purchase: May 28, 1987

        Purchase price:   $190,337

        Property description: This property is located in Columbus, Ohio. The building is situated on .538 acres and contains 4,650 square feet. The property has been sublet by Kinder-Care to Children Today, another child-care provider.

        The property is on lease until July 31, 2001. The annual rent over the remainder of the lease is as follows:

                January 1, 2000 to December 31, 2000   $35,526

                January 1, 2001 to July 31, 2001       $20,724

KINDER-CARE LEARNING CENTER - DAYTON, OHIO

        Date of purchase: May 28, 1987

        Purchase price:  $190,337

        Property description: This property is located approximately thirty miles northeast of Dayton, Ohio in the Mud River Township. The building is situated on .645 acres and contains 4,650 square feet.

        The current lease expires December 31, 2001. The annual base rent over the remaining term of the lease is as follows:

        January 1, 2000 to December 31, 2001   $35,526


KINDER-CARE LEARNING CENTER - INDIANAPOLIS, INDIANA

        Date of purchase: May 2, 1989

        Purchase price:   $201,080

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

   B) As of December 31, 1999, there were 1,670 investors holding 135,199 units.

   C) The Partnership made its first cash flow distribution from operations in May 1987. Since that date, consistent cash distributions have been made at the end of each calendar quarter through December 31, 1999. The Partnership expects to continue to make cash distributions on a quarterly basis in the future to the extent the Partnership continues to generate net operating income, or realize proceeds through property sales.


                                     PART II


ITEM 6. SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the
Partnership:


INCOME STATEMENT DATA
                                            1999            1998            1997            1996            1995
                                         ----------      ----------      ----------      ----------      -----------
Total rental revenue                     $  598,103      $  670,691      $  827,221      $1,048,015      $ 1,185,371
Interest and other income                   120,217         119,518         156,668         202,786          129,399

Operating expenses:
  Property expenses                          37,234          32,240          70,308         214,221           63,761
  General and administrative                 46,763          49,893          94,589          59,106           36,972
  Depreciation                               98,669         126,485         143,021         176,133          193,696

Net income before real estate sales         535,654         581,591         675,971         801,341        1,020,341

Gain on sale
    of real estate                          389,300          99,986          84,373         880,643          450,293

Net income                                  924,954         681,577         760,344       1,681,984        1,470,634

Per Unit Data:
  Net income                                   6.77            4.71            5.45           12.07            10.77
  Distributions                               16.83           15.05           21.96           25.10             8.50


BALANCE SHEET DATA

Net real estate                           3,271,841       4,452,546       5,777,802       6,213,838        8,414,719
Cash                                        289,446         412,033         444,616       1,393,367        1,817,201
Accounts receivable, net                      2,222           8,998          19,897          79,217          165,083
Total assets                              4,717,775       6,041,019       7,415,403       9,665,303       11,417,867

Total liabilities                            46,172          19,369          37,333          45,898           50,213
Partners' equity                          4,671,603       6,021,650       7,378,070       9,619,405       11,367,654

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

Comparison of year ended December 31, 1999 to year ended December 31, 1998.

The net income of the Partnership increased by $243,377 in 1999 when compared to 1998. The differences in income and expenses are explained below.

Rental revenue decreased by $72,588 or 11% to $598,103 in 1999 from $670,691 in 1998. The decrease in rental revenue was primarily attributed to the sale in March 1999 of a building that was leased to Payless Shoes and a sale of a building in May 1998 that was leased to Timberlodge Steakhouse. These properties accounted for $100,986 in rental revenue in 1998 as compared to $17,696 in 1999.

During 1999, the Partnership sold four properties. In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The net sale price for the building was $222,849 and a $34,534 gain was recognized on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The net sale price for the building was $645,975 and a $71,313 gain was recognized on the sale. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The net sale price for the Kindercare located in Gahanna, Ohio was $325,019 and the net sale price for the Kindercare located in Grove City, Ohio was $271,291. The partnership recognized a gain of $170,848 and $112,605, respectively, on these sales.

In May 1998, the Partnership sold a building that was leased by Timberlodge Steakhouse in Burnsville, Minnesota. The net proceeds for the building were $689,760 and a gain of $100,094 was recognized. In September 1998, the Partnership sold a vacant building in Alton, Illinois, formerly on lease to Ponderosa Restaurant. The sale price for the building was $610,000 which resulted in a loss of $108 on the sale.

Operating expenses decreased by $25,952 or 12% in 1999 from 1998. Depreciation expense decreased by $27,816 or 22% due to property sales in 1998 and 1999. Property tax expense decreased by $21,753 or 99%. The decrease in property tax expense is attributable to the Company paying for the property taxes that would have been paid by the Ponderosa Restaurant and Toddle House in 1998. In 1999, the Company paid property taxes that would have been paid by Kindercare in Columbus, Ohio. Subsequently, the Company charged Kindercare for the amount of the property taxes paid on their behalf. Bad debt expense increased by $27,478 as compared to 1998. The increase is primarily due to Kindercare in Columbus, Ohio. Other expenses and other income varied very little between the two accounting periods.

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

During 1998, the Partnership sold two properties. In May 1998, the Partnership sold a building leased to Timber Lodge Restaurant in Burnsville, Minnesota. The net sales price was $689,760 and a $100,094 gain was recognized on the sale. In September 1998, the Partnership sold a building leased to Ponderosa Restaurant in Alton, Illinois. The net sales price was $608,997 and a $108 loss was recognized on the sale.

The Partnership has continued to distribute cash flows to the limited partners since 1989. Management anticipates that distributions from cash flows will continue in 2000. The distributions may be supplemented by proceeds from property sales, if any. If additional properties are sold and proceeds are distributed to the partners instead of reinvested, future distributions are expected to decrease.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has $289,446 in cash at December 31, 1999, with no outstanding debt on any of the properties that it owns. In January 2000, the Partnership distributed accumulated cash to the partners in the amount of $151,0000. The Partnership has income of approximately $44,402 per month from rental revenue. Also, the management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

The Partnership's primary source of cash is from rental of the real estate properties currently owned. The Partnership may also sell properties which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners should buildings become vacant. However, cash flow from operations would decrease and thus, less cash would be available for distribution. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. It is anticipated that the liquidity of the Partnership will decrease as properties are sold.


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

Dependence on Rental Revenue from Real Property. Since substantially all of the Partnership's income is derived from rental revenue from real property, the Partnership's income and funds for distribution would be adversely affected if a significant number of the Partnership's tenants were unable to meet their obligations to the Partnership, if the Partnership were unable to lease a significant amount of space in its buildings on economically favorable lease terms, or as the properties are sold. There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Partnership will be able to re-lease space on economically advantageous terms.

Illiquidity of Real Estate Investments. Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Partnership to vary its portfolio promptly in response to changes in economic or other conditions.

Risk of Bankruptcy of Tenants. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At December 31, 1999, the Company had no tenants under bankruptcy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:


                                                                     Page
                                                                     ----
    1) Report of Independent Accountants                             F-2
    2) Balance Sheets
         December 31, 1999 and 1998                                  F-3
    3) Statements of Income
         Years Ended December 31, 1999, 1998 and 1997                F-4
    4) Statements of Changes in Partners' Equity
         Years Ended December 31, 1999, 1998 and 1997                F-5
    5) Statements of Cash Flows
         Years Ended December 31, 1999, 1998 and 1997                F-6
    6) Notes to Financial Statements                                 F-7
    7) Financial Statement Schedules:
         II - Valuation and Qualifying Accounts
              Years Ended December 31, 1999, 1998 and 1997           F-11
         III - Real Estate and Accumulated Depreciation
              December 31, 1999                                      F-12

                                    PART III



ITEM 10. GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation ("New Plan"), and Gary B. Sabin. Neither Gary B. Sabin nor the executive officers of the company receive compensation from the Partnership. In 1999, Excel Legacy Corporation ("the Company") began managing the assets of the Partnership when certain officers of New Plan resigned. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest. The General Partner and the officers and employees of the Company spend such time in the administration of Partnership affairs to the extent deemed necessary.

The names, ages and positions of responsibility held by the executive officers and directors of the Company as follows:

               Name             Age                 Position
               ----             ---                 --------
         Gary B. Sabin           45       President and Chairman of the Board
         Richard B. Muir         44       Executive Vice President and Director
         Graham R. Bullick       49       Senior Vice President
         Mark T. Burton          39       Senior Vice President
         James Y. Nakagawa       34       Chief Financial Officer
         S. Eric Otteson         44       Senior Vice President
         John Visconsi           55       Senior Vice President

FAMILY RELATIONSHIPS

Not Applicable.

BUSINESS EXPERIENCE

The following is a brief background of the directors and executive officers of the Company.

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

RICHARD B. MUIR has served as Executive Vice President, Secretary and Director of New Plan and/or the Company since January 1989. Mr. Muir has worked extensively in the field of commercial real estate, developing expertise in real estate acquisition, property management, leasing and project financing.

GRAHAM R. BULLICK, Ph.D. has served as Senior Vice President of the Company since January 1991. Prior to joining the company, Mr. Bullick served for four years as an account manager of a company specializing in organizational development and service/quality systems.

MARK T. BURTON has served as Vice President of New Plan and /or the Company since January 1989 and as a Senior Vice President since January 1996. Mr. Burton's duties for the Company primarily consist of the evaluation and selection of property acquisitions and dispositions. Mr. Burton has served in various capacities with other affiliated companies since 1984.

JAMES Y. NAKAGAWA has served as Chief Financial Officer of the company since October 1998. From March 1988 to October 1988, Mr. Nakagawa served as Controller of the Company. Mr. Nakagawa served as Controller of New Plan from September 1994 to April 1999. Prior to joining New Plan, Mr. Nakagawa was a manager at Coopers & Lybrand LLP. He is a certified public accountant.

S. ERIC OTTESON has served as Senior Vice President , General Counsel and Assistant Secretary since the Company's formation. Mr. Otteson served as Senior Vice President - Legal Affairs and Secretary of New Plan Excel from September

1998 to April 1999. Mr. Otteson also served as Senior Vice President, General Counsel and Assistant Secretary if Excel Realty Trust from September 1996 to September 1998. From 1987 to 1995, he was a senior partner in a San Diego law firm.

JOHN A. VISCONSI has as served Legacy's Senior Vice President -Leasing/Asset Management since May 1999. Mr. Visconsi served as Vice President - Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of Price Enterprises from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Ernest W. Hahn, Inc.


ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of New Plan Excel Realty Trust, Inc. See ITEM 13 for compensation to the general partner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partner units. The following information sets forth the number of units owned directly or indirectly by affiliates.


                                                                     PERCENT OF
                                                        NUMBER        UNITS AT
      TITLE OF CLASS          BENEFICIAL OWNER         OF UNITS       12/31/99
      --------------          ----------------         --------      ----------
     Units of Limited
     Partnership Interest    Gary B. Sabin               None           None

     Units of Limited        Excel Legacy Corporation
     Partnership Interest                                853            0.630%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the Company, or their affiliates during the year ended December 31, 1999:

                   DESCRIPTION                     AMOUNT
                   -----------                     ------
             Management fees                      $ 6,019
             Administrative fees                   10,800
             Accounting                             6,480


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (A) Documents filed as part of this report:

                (1) (2) Financial statements under Item 8 in Part II hereof.

                (3) Exhibits: 27.1 Financial Data Schedule

        (B) Reports on Form 8-K

                No reports on Form 8-K have been filed during the past year.

                                   SIGNATURES


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Date: March 28, 2000                  Excel Properties, Ltd.
                                            (Registrant)





                                            By: /s/ Gary B. Sabin
                                               ---------------------------------
                                                Gary B. Sabin
                                                General Partner

                                            By: /s/ James Y. Nakagawa
                                               ---------------------------------
                                               James Y. Nakagawa
                                               Principal Accounting Officer

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                         PAGE
                                                                                         ----
1.  FINANCIAL STATEMENTS:

         Report of Independent Accountants - Squire & Co..................................F-2

         Balance Sheets
            December 31, 1999 and 1998....................................................F-3

         Statements of Income
            Years Ended December 31, 1999, 1998 and 1997..................................F-4

         Statements of Changes in Partners' Equity
            Years Ended December 31, 1999, 1998 and 1997..................................F-5

         Statements of Cash Flows
            Years Ended December 31, 1999, 1998 and 1997..................................F-6

         Notes to Financial Statements....................................................F-7


2.  FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts
            Years Ended December 31, 1999, 1998 and 1997.................................F-11

         Schedule III - Real Estate and Accumulated Depreciation
            December 31, 1999............................................................F-12

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

SQUIRE & CO.

February 7, 2000
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                   ----------


                                                                1999             1998
                                                            -----------       -----------
                                     ASSETS

Real estate:
   Land                                                     $ 1,524,764       $ 2,142,112
   Buildings                                                  2,821,843         3,510,518
   Less:  accumulated depreciation                           (1,074,766)       (1,200,084)
                                                            -----------       -----------
      Net real estate                                         3,271,841         4,452,546

Cash                                                            289,446           412,033
Accounts receivable, less allowance for bad debts of
   $30,999 and $0 in 1999 and 1998, respectively                  2,222             8,998
Notes receivable                                              1,148,629         1,159,104
Interest receivable                                               5,637             5,733
Other assets                                                         --             2,605
                                                            -----------       -----------
   Total assets                                             $ 4,717,775       $ 6,041,019
                                                            ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable:
      Affiliates                                            $    20,708       $       598
      Other                                                       1,520             2,493
   Property taxes payable                                         5,174                 0
   Deferred rental income                                        18,770            16,278
                                                            -----------       -----------
      Total liabilities                                          46,172            19,369
                                                            -----------       -----------


Partners' Equity:
   General partner's equity                                      28,950            41,464
   Limited partners' equity, 235,308 units authorized,
      135,199 units issued and outstanding                    4,642,653         5,980,186
                                                            -----------       -----------
      Total partners' equity                                  4,671,603         6,021,650
                                                            -----------       -----------

   Total liabilities and partners' equity                   $ 4,717,775       $ 6,041,019
                                                            ===========       ===========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                   ----------


                                              1999          1998          1997
                                            --------      --------      --------
Revenue:
   Base rent                                $ 598,103     $670,691      $827,221
   Interest and other income                 120,217       119,518       156,668
                                            --------      --------      --------

      Total revenue                          718,320       790,209       983,889
                                            --------      --------      --------

Operating Expenses:
   Bad debts                                  30,999         3,521        48,892
   Depreciation                               98,669       126,485       143,021
   Accounting and legal                       25,696        25,220        67,834
   Property taxes                                216        21,969        13,649
   Administrative                             10,800        10,800        10,800
   Management fees                             6,019         6,750         7,767
   Office expenses                            10,267        13,873        15,955
                                            --------      --------      --------

              Total operating expenses       182,666       208,618       307,918
                                            --------      --------      --------

Net income before real estate sales          535,654       581,591       675,971

Gain - sale of real estate                   389,300        99,986        84,373
                                            --------      --------      --------

      Net income                            $ 924,954 $    681,577      $760,344
                                            ========      ========      ========

Net income allocated to:
   General partner                          $10,236       $ 45,438      $ 22,820
   Limited partners                          914,718       636,139       737,524
                                            --------      --------      --------

      Total                                 $924,954      $681,577      $760,344
                                            ========      ========      ========

Net income per weighted average
  limited partnership unit                  $   6.77      $   4.71      $   5.45
                                            ========      ========      ========

                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                   ----------


                                                      GENERAL           LIMITED
                                                      PARTNERS          PARTNERS            TOTAL
                                                     -----------       -----------       -----------
Balance at January 1, 1997                           $    23,573       $ 9,595,832       $ 9,619,405
Net income - 1997                                         22,820           737,524           760,344
Partner distributions - 1997                             (30,017)       (2,971,662)       (3,001,679)
                                                     -----------       -----------       -----------
Balance at December 31, 1997                              16,376         7,361,694         7,378,070
Liquidation of Limited Partnership units - 1998               --            (3,000)           (3,000)
Net income - 1998                                         45,438           636,139           681,577
Partner distributions - 1998                             (20,350)       (2,014,647)       (2,034,997)
                                                     -----------       -----------       -----------
Balance at December 31, 1998                              41,464         5,980,186         6,021,650
Net Income - 1999                                         10,236           914,718           924,954
Partner distributions - 1999                             (22,750)       (2,252,251)       (2,275,001)
                                                     -----------       -----------       -----------
Balance at December 31, 1999                         $    28,950       $ 4,642,653       $ 4,671,603
                                                     ===========       ===========       ===========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                   ----------


                                                             1999              1998              1997
                                                         -----------       -----------       -----------
Cash flows from operating activities:
  Net income                                             $   924,954       $   681,577       $   760,344
  Adjustments to reconcile net income to net cash
     provided by operations:
       Depreciation                                           98,669           126,485           143,021
       Allowance for doubtful accounts                        30,999          (191,765)           48,892
       Gain on sale of real estate                          (389,300)          (99,986)          (84,373)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                (24,223)          202,664            10,429
          Interest receivable                                     96                81                75
          Other assets                                         2,605            (2,605)               --
        Increase (decrease) in liabilities:
          Accounts payable                                    19,137               256             1,036
          Property taxes payable                               5,174           (19,089)           19,089
          Tenant security deposits                                --            (5,000)               --
          Deferred rental income                               2,492             5,870           (28,691)
                                                         -----------       -----------       -----------
          Net cash provided by operating activities          670,603           698,488           869,822
                                                         -----------       -----------       -----------

Cash flows from investing activities:
  Collection of escrow deposits                                   --                --           963,968
  Proceeds from real estate sales                          1,471,336         1,298,757           211,638
  Collection of notes receivable                              10,475             8,169             7,500
                                                         -----------       -----------       -----------
          Net cash provided by investing activities        1,481,811         1,306,926         1,183,106
                                                         -----------       -----------       -----------

Cash flows from financing activities:
  Redemption of partnership units                                 --            (3,000)               --
  Cash distributions                                      (2,275,001)       (2,034,997)       (3,001,679)
                                                         -----------       -----------       -----------
          Net cash used by financing activities           (2,275,001)       (2,037,997)       (3,001,679)
                                                         -----------       -----------       -----------
          Net decrease in cash                              (122,587)          (32,583)         (948,751)

Cash at beginning of year                                    412,033           444,616         1,393,367
                                                         -----------       -----------       -----------
Cash at end of year                                      $   289,446       $   412,033       $   444,616
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

        CASH DEPOSITS

        At December 31, 1999, the carrying amount of the Partnership's cash deposits total $289,446. The bank balances are $340,445 of which $200,000 which is covered by federal depository insurance.

        STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

        There was no interest or taxes paid for the years ended December 31, 1999, 1998 or 1997. The Partnership had no noncash investing or financing transactions in 1999 and 1998. In 1997, the Partnership assumed a note receivable in the amount of $165,750 in conjunction with the sale of a land parcel. This transaction is excluded from the statement of cash flows.

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

        RECLASSIFICATIONS

        Certain reclassifications have been made to the financial statements for the years ended December 31, 1999 and 1998 in order to conform with the current period presentation.

2. FINANCIAL STATEMENT AND TAX RETURN DIFFERENCES

        The Partnership had the following differences between the financial statements and the Partnership tax return.

                                               1999              1998              1997
                                            -----------       -----------       -----------
Net income:
    Financial statements                    $   924,954       $   681,577       $   760,344
    Tax returns                                 956,554           487,913           724,356
                                            -----------       -----------       -----------
         Difference                         $   (31,600)      $   193,664       $    35,988
                                            ===========       ===========       ===========

Difference is due to:
    Allowance for bad debts                 $   (30,999)      $   193,664       $    44,252
    Deferred gain - sale of building               (601)               --            (8,264)
                                            -----------       -----------       -----------
                                            $   (31,600)      $   193,664       $    35,988
                                            ===========       ===========       ===========

Partners' equity:
    Financial statements                    $ 4,671,603       $ 6,021,650       $ 7,378,070
    Tax returns                               5,910,596         7,229,073         8,779,157
                                            -----------       -----------       -----------
         Difference                         $(1,238,993)      $(1,207,423)      $(1,401,087)
                                            ===========       ===========       ===========

Difference is due to:
    Syndication costs                       $(1,496,818)      $(1,496,818)      $(1,498,718)
    Allowance for bad debts                     (30,999)               --          (191,764)
    Deferred gain - like-kind exchange               --                --                --
    Deferred gain on sale of building           288,793           289,395           289,395
    Distributions payable                            31                --                --
                                            -----------       -----------       -----------
                                            $(1,238,993)      $(1,207,423)      $(1,401,087)
                                            ===========       ===========       ===========


Continued                              F-8

                             EXCEL PROPERTIES, LTD.

                                   ----------


3. FEES PAID TO GENERAL PARTNER:

        The Partnership has paid the General Partner or its affiliates the following fees:

                                     1999        1998        1997
                                    ------      ------      ------
     Management fees                $6,019      $6,750      $7,767
     Administrative fees            10,800      10,800      10,800
     Accounting                      6,480       6,480      14,994

4. NOTES RECEIVABLE:

        The Company had the following notes receivable at December 31, 1999 and 1998:

                                                                   1999            1998
                                                                ----------      ----------
Note from the sale of land, interest at 10%.  Secured by
land sold.  Currently due                                       $  165,750      $  165,750

Note from sale of building, receipts of $1,390 per month
at 9% interest.  Secured by building sold.  Currently due          125,378         130,522

Note from sale of building, receipts of $5,366 per month
at 8.5% interest.  Secured by building sold.  Due
November 2003                                                      755,923         757,500

Note from sale of building, receipts of $1,004 per month
at 8% interest.  Secured by building sold.  Due December
2001                                                               101,578         105,332
                                                                ----------      ----------

         Total notes receivable                                 $1,148,629      $1,159,104
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

         YEAR ENDING DECEMBER 31,
         ------------------------
              2000                                   $ 526,260
              2001                                     461,763
              2002                                     369,988
              2003                                     348,761
              2004                                     292,800
              Thereafter                               420,953


Continued                              F-9

                             EXCEL PROPERTIES, LTD.

                                   ----------

6. REAL ESTATE:


        During 1999, the Partnership sold four properties. In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The net sale price for the building was $222,849 and a $34,534 gain was recognized on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The net sale price for the building was $645,975 and a $71,313 gain was recognized on the sale. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The net sale price for the Kindercare located in Gahanna, Ohio was $325,019 and the net sale price for the Kindercare located in Grove City, Ohio was $271,291. The partnership recognized a gain of $170,848 and $112,605, respectively, on the sales.

        During 1998, the Partnership sold two properties. In May 1998, the Partnership sold a building leased to Timberlodge Restaurant in Burnsville, Minnesota. The net sales price was $689,760 and a $100,094 gain was recognized on the sale. In September 1998, the Partnership sold a building leased to Ponderosa Restaurant in Alton, Illinois. The net sales price was $608,997 and a $108 loss was recognized on these sales.

        In 1997, the Partnership sold one property and a parcel of land. In August 1997, the Partnership sold a building leased to Kindercare in Indianapolis, Indiana. The net sales price was $182,388 and a $18,173 gain was recognized on the sale. In September 1997, the Partnership sold a land parcel in Las Vegas, Nevada for $195,000. The Partnership issued a note receivable in the amount of $165,750 in conjunction with the sale and recognized a gain of $66,200.

                             EXCEL PROPERTIES, LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                       Additions            Deductions
                                                       ----------      ---------------------
                                       Balance at                                                                Balance at
                                       Beginning       Charged to                                                    End
          Description                   of Year          Expense            Description            Amount         of Year
          -----------                 -----------      ----------      ---------------------      ---------      ----------
Year ended December 31, 1999:

  Allowance for bad debts               $      0         30,999        Write-off of Reserves       $      0       $30,999
                                        ========         ======                                    ========       =======



Year ended December 31, 1998:

  Allowance for bad debts               $191,764          3,521        Write-off of Reserves       $195,285            $0
                                        ========         ======                                    ========       =======



Year ended December 31, 1997:

  Allowance for bad debts               $236,017        $48,892        Write-off of Reserves       $ 93,145      $191,764
                                        ========         ======                                    ========       =======

                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                             COST
                                                                          CAPITALIZED
                                                                          SUBSEQUENT
                                                                               TO           GROSS AMOUNT AT WHICH
                                                    INITIAL COST          ACQUISITION     CARRIED AT CLOSE OF PERIOD
                                            --------------------------    ------------    --------------------------
                                                            BUILDINGS                                    BUILDINGS
                                                              AND                                           AND
      DESCRIPTION           ENCUMBRANCES       LAND       IMPROVEMENTS    IMPROVEMENTS       LAND       IMPROVEMENTS
      -----------           ------------    ----------    ------------    ------------    ----------    ------------
Kinder Care:
  Columbus, Ohio               $--             $57,101       $133,236         $--         $   57,101     $  133,236
  West Carrollton, Ohio         --              57,101        133,236          --             57,101        133,236
  Dayton, Ohio                  --              57,101        133,236          --             57,101        133,236
  Indianapolis, Indiana         --              60,324        140,755          --             60,324        140,755
Paragon Restaurant:
  Middleburg Heights, Ohio      --             313,867        732,355          --            313,867        732,355
  Lafayette, Indiana            --             324,029        756,068          --            324,029        756,068
Autoworks:
  Omaha, Nebraska               --             275,432        413,148          --            275,432        413,148
Ponderosa:
  Ann Arbor, Michigan           --             379,809        379,809          --            379,809        379,809
                               ---          ----------     ----------         ---         ----------     ----------
                               $--          $1,524,764     $2,821,843         $ 0         $1,524,764     $2,821,843
                               ===          ==========     ==========         ===         ==========     ==========

                                                                       LIFE ON WHICH
                                                                        DEPRECIATION
                                               ACCUMU-                    IN LATEST
                                                LATED                      INCOME
                                TOTAL          DEPRECI-       DATE       STATEMENTS
      DESCRIPTION               (A)(B)         ATION(C)     ACQUIRED    IS COMPUTED
      -----------             ----------      ----------    --------   --------------
Kinder Care:
  Columbus, Ohio              $  190,337      $   53,400      1987       31.5 years
  West Carrollton, Ohio          190,337          53,400      1987       31.5 years
  Dayton, Ohio                   190,337          53,400      1987       31.5 years
  Indianapolis, Indiana          201,079          47,477      1987       31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio     1,046,222         289,649      1987       31.5 years
  Lafayette, Indiana           1,080,097         295,025      1987       31.5 years
Autoworks:
  Omaha, Nebraska                688,580         150,285      1988       31.5 years
Ponderosa:
  Ann Arbor, Michigan            759,618         132,130      1989       31.5 years
                              ----------      ----------
                              $4,346,607      $1,074,766
                              ==========      ==========

(a) Also represents cost for federal income tax purposes.

(b) Reconciliation of total real estate carrying value for the three years ended December 31, 1999 is as follows:


                                     1999             1998             1997
                                  -----------      -----------       ----------
Balance at beginning of year      $ 5,652,631      $ 7,145,664       $7,475,542
Acquisitions                                --               --               --
Cost of property sold              (1,306,024)      (1,493,033)        (329,878)
                                  -----------      -----------       ----------

Balance at end of year            $ 4,346,607      $ 5,652,631       $7,145,664
                                  ===========      ===========       ==========


(c) Reconciliation of accumulated depreciation for the three years ended December 31, 1999 is as follows:


                                     1999             1998              1997
                                  ----------       ----------       ----------
Balance at beginning of year      $1,200,084       $1,367,861       $1,261,704
Expense                               98,669          126,485          143,021
Deletions                           (223,987)        (294,262)         (36,864)
                                  ----------       ----------       ----------
Balance at end of year            $1,074,766       $1,200,084       $1,367,861
                                  ==========       ==========       ==========