Form 10-Q
period 2000-03-31
EXCEL PROPERTIES LTD
filed 2000-05-12
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended: Commission File Number:

            MARCH 31, 2000                               33-2320
            --------------                               -------

                             EXCEL PROPERTIES, LTD.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             CALIFORNIA                                      87-0426335
 ---------------------------------                   ---------------------------
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                       Identification Number)

       17140 BERNARDO CENTER DRIVE, SUITE 300 SAN DIEGO, CALIFORNIA 92128
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (858) 675-9400
                                                          ---------------

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION:

    Item 1.  Financial Statements:

         Balance Sheets
            March 31, 2000 (Unaudited)
            December 31, 1999...............................................................3
         Statements of Income
            Three Months Ended March 31, 2000 (Unaudited)
            Three Months Ended March 31, 1999 (Unaudited)...................................4

         Statements of Changes in Partners' Equity
            Three Months Ended March 31, 2000 (Unaudited)
            Three Months Ended March 31, 1999 (Unaudited)...................................5

         Statements of Cash Flows
            Three Months Ended March 31, 2000 (Unaudited)
            Three Months Ended March 31, 1999 (Unaudited)...................................6

         Notes to Financial Statements......................................................7

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................12

PART II.  OTHER INFORMATION................................................................12


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.


                                 BALANCE SHEETS

                                   ----------


                                                                        MARCH 31,
                                                                           2000             DECEMBER 31,
                                                                        (UNAUDITED)            1999
                                                                       -------------       -------------
                                            ASSETS
  Real estate:
     Land                                                                  1,524,764           1,524,764
     Buildings                                                             2,821,843           2,821,843
     Less:  accumulated depreciation                                      (1,097,161)         (1,074,766)
                                                                       -------------       -------------
        Net real estate                                                    3,249,446           3,271,841

  Cash                                                                       244,689             289,446
  Accounts receivable, less allowance for bad debts of
     $30,999 in both 2000 and 1999                                            19,678               2,222
  Notes receivable                                                         1,141,479           1,148,629
  Interest receivable and other assets                                         7,492               5,637
                                                                       -------------       -------------

     Total assets                                                      $   4,662,784       $   4,717,775
                                                                       =============       =============


                                 LIABILITIES AND PARTNERS' EQUITY


  Liabilities:
     Accounts payable:
        Affiliates                                                     $         569       $      20,708
        Other                                                                    871               1,520
     Property taxes payable                                                       --               5,174
     Deferred rental income                                                   10,062              18,770
                                                                       -------------       -------------
        Total liabilities                                                     11,502              46,172
                                                                       -------------       -------------


  Partners' Equity:
     General partner's equity                                                 28,971              28,950
     Limited partners' equity, 235,308 units
       authorized, 135,199 units issued
       and outstanding in 2000 and 1999,
       respectively                                                        4,622,311           4,642,653
                                                                       -------------       -------------
        Total partners' equity                                             4,651,282           4,671,603
                                                                       -------------       -------------

        Total liabilities and partners' equity                         $   4,662,784       $   4,717,775
                                                                       =============       =============


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                              --------------------------
                                                 2000            1999
                                              ----------      ----------
  Revenue:
     Base rent                                $  133,205      $  164,812
     Interest and other income                    27,089          30,761
                                              ----------      ----------
        Total revenue                            160,294         195,573

  Operating Expenses:
     Depreciation                                 22,396          26,570
     Accounting and legal                          2,321          13,673
     Office expenses                               1,586           2,341
     Administrative                                2,700           2,700
     Management fees                               1,068           1,721
                                              ----------      ----------

        Total operating expenses                  30,071          47,005
                                              ----------      ----------

     Net income before real estate sales         130,223         148,568

  Gain - sale of real estate                          --         105,847
                                              ----------      ----------

        Net income                            $  130,223      $  254,415
                                              ==========      ==========

  Net income allocated to:
     General partner                          $    1,526      $    2,810
     Limited partners                            128,697         251,605
                                              ----------      ----------

        Total                                 $  130,223      $  254,415
                                              ==========      ==========


  Net income per weighted average
    limited partnership unit                  $     0.96      $     1.86
                                              ==========      ==========


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------




                                  THREE MONTHS ENDED
                                       MARCH 31,
                             -----------------------------
                                 2000              1999
                             -----------       -----------
  Balance at January 1       $ 4,671,603       $ 6,021,650
  Net income                     130,223           254,414
  Partner distributions         (150,544)         (173,341)
                             -----------       -----------
  Balance at March 31        $ 4,651,282       $ 6,102,723
                             ===========       ===========


               The accompanying notes are an integral part of the
                              financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------



                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               -----------       -----------
  Cash flows from operating activities:
     Net income                                                $   130,223       $   254,414
     Adjustments to reconcile net income to net cash
        provided by operations:
          Depreciation                                              22,396            26,570
          Gain on sale of real estate                                   --          (105,847)
        Changes in operating assets and liabilities:
         (Increase) decrease in assets:
          Accounts receivable                                      (17,456)            8,031
          Interest receivable and other assets                      (1,845)              140
         Decrease in liabilities:
          Accounts payable                                         (20,789)           (1,266)
          Property taxes payable                                    (5,174)               --
          Deferred rental income                                    (8,708)           (1,162)
                                                               -----------       -----------

                Net cash provided by operating activities           98,637           180,880
                                                               -----------       -----------


  Cash flows from investing activities:
        Collection of notes receivable                               7,150             2,160
        Proceeds from real estate sales                                 --           869,083
                                                               -----------       -----------

                Net cash provided by investing activities            7,150           871,243
                                                               -----------       -----------


  Cash flows from financing activities:
        Cash distributions                                        (150,544)         (173,341)
                                                               -----------       -----------

                Net cash used by financing activities             (150,544)         (173,341)
                                                               -----------       -----------

                Net increase in cash                               (44,757)          878,782

  Cash at January 1                                                289,446           412,033
                                                               -----------       -----------

  Cash at March 31                                             $   244,689       $ 1,290,815
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

                             EXCEL PROPERTIES, LTD.


                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the December 31, 1999 Form 10-K.

     ORGANIZATION

     Excel Properties, Ltd. ("the Partnership") was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

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

     CASH DEPOSITS

     At March 31, 2000, the carrying amount of the Partnership's cash deposits total $244,689. The bank balances are $435,914 of which $200,000 is covered by federal depository insurance.

     STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

     There was no interest or income taxes paid for the three months ended March 31, 2000 or 1999. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 2000 or 1999.

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

      2.  Fees Paid to General Partner

          The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 2000 and 1999:


                                                                        2000    1999
                                                                        ----    ----
          Management fees                                             $ 1,068  $ 1,721
          Administrative fees                                           2,700    2,700
          Accounting                                                    1,620    1,620

      3.  NOTES RECEIVABLE

          The Company had the following notes receivable at March 31, 2000 and December 31, 1999:

  Note from the sale of land, interest at 10%.  Secured by                           $  165,750      $  165,750
  land sold.  Currently due

  Note from sale of building, receipts of $1,390 per month
  at 9% interest.  Secured by building sold.  Currently Due                             124,018         125,378

  Note from sale of building, receipts of $5,366 per month
  at 8.5% interest.  Secured by building sold. Due
  November 2003                                                                         751,126         755,923

  Note from sale of building, receipts of $1,004 per month
  at 8% interest.  Secured by building sold.  Due December
  2001                                                                                  100,585         101,578
                                                                                     ----------      ----------

        Total notes receivable                                                       $1,141,479      $1,148,629
                                                                                     ==========      ==========

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

          Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:


                  YEAR ENDING DECEMBER 31,
                  ------------------------

                  2000, remaining nine months            $   394,695
                  2001                                       461,763
                  2002                                       369,988
                  2003                                       348,761
                  2004                                       292,800
                  Thereafter                                 420,953

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     NATURE OF BUSINESS

     Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for investment. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation ("New Plan"), and Gary B. Sabin. The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances. In 1999, Excel Legacy Corporation (the "Company") began managing the assets of the Partnership when certain officers of New Plan resigned. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.

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

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has $244,689 in cash at March 31, 2000, with no debt on any of the properties it owns. In April 2000, the Partnership distributed accumulated cash to the partners in the amount of $152,000. The Partnership currently has approximately $44,402 a month from rental revenue. Management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple- net leases.

     The Partnership's primary source of cash is from rental of the real estate properties currently owned. The Partnership may also sell properties which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. It is anticipated that the liquidity of the Partnership will decrease as properties are sold.

     RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and the notes thereto.

     Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

     Base rent decreased $31,607 or 19% from the previous year. The net decrease was primarily due to the sale in March 1999 of building previously leased to Payless Shoe Store and to the sales in September 1999. In September 1999, the Partnership sold two buildings that were on lease to Kindercare located in Gahanna, Ohio and in Grove City, Ohio. These properties accounted for approximately $37,503 of rental revenue in the first quarter of 1999. Interest income decreased by $3,672 or 12% due to larger cash balances in 1999 from proceeds relating to sale of Payless Shoes in Plant City, Florida in March 1999 and Toddle House Restaurant in Kenner, Louisiana in February 1999.

     In the three months ended March 31, 1999 to the three months ended March 31, 2000, operating expenses decreased by $16,934 or 36% from. Depreciation expense decreased by $4,174 or 16% due to property sales in 1999. Accounting expenses decreased by $11,352 or 83% in the first quarter of 2000 as compared to the first quarter of 1999. The decrease in accounting expenses is largely attributable to amounts paid for tax preparation and audit fees in the first quarter of 1999. Overall, other expenses and other income varied very little between the two accounting periods.

     In 1999, the company recognized a gain of $105,847 relating to the sale of a building in Plant City, Florida, that was on lease to Payless Shoe Store. There were no property sales in the three months ended March 31, 2000.

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

     Inflation is not expected to negatively impact the operations of the Partnership due to the structure of its investment portfolio. The leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases, Consumer Price Index (CPI) adjustments or by participating in a percentage of the gross sales volume of the tenant. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the revenue received will not be eroded away as operating expenses increase due to inflation. Should buildings become vacant, however, the Partnership may be responsible for certain expenses, including property taxes which are now being paid by tenants.

     CERTAIN CAUTIONARY STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Partnership's market effect on property sales, reliance on tenants, and environmental risks. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Partnership's annual Report on Form 10-K for the year ended December 31, 1999.


     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at March 31, 2000.


     PART II.  OTHER INFORMATION

     Items 1 through 5 have been omitted since no events occurred with respect to these items.

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits: 27.1 - Financial Data Schedule

         (b) Reports on Form 8-K

             The Partnership filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Dated: May 12, 2000                EXCEL PROPERTIES, LTD.
                                        (Registrant)



                                        By  /s/ Gary B. Sabin
                                          --------------------------------------
                                                Gary B. Sabin
                                                General Partner

                                        By: /s/ James Y. Nakagawa
                                           -------------------------------------
                                           James Y. Nakagawa, Principal
                                           Accounting Officer