Form 10-Q
period 2000-06-30
EXCEL PROPERTIES LTD
filed 2000-08-01
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended:                       Commission File Number:

          JUNE 30, 2000                                   33-2320
     ---------------------                        ----------------------


                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              CALIFORNIA                                87-0426335
  --------------------------------                ----------------------
  (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification Number)


       17140 BERNARDO CENTER DRIVE, SUITE 300 SAN DIEGO, CALIFORNIA 92128
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)


     Registrant's telephone number, including area code:  (858) 675-9400
                                                         ----------------

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

                      (1)  Yes    X         No
                               -------         -------
                      (2)  Yes    X         No
                               -------         -------

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements:

           Balance Sheets
              June 30, 2000 (Unaudited)
              December 31, 1999..................................................................................3

           Statements of Income
              Three Months Ended June 30, 2000 (Unaudited)
              Three Months Ended June 30, 1999 (Unaudited)
              Six Months Ended June 30, 2000 (Unaudited)
              Six Months Ended June 30, 1999 (Unaudited).........................................................4

           Statements of Changes in Partners' Equity
              Six Months Ended June 30, 2000 (Unaudited)
              Six Months Ended June 30, 1999 (Unaudited).........................................................5

           Statements of Cash Flows
              Six Months Ended June 30, 2000 (Unaudited)
              Six Months Ended June 30, 1999 (Unaudited).........................................................6

           Notes to Financial Statements.........................................................................7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................................10

PART II.  OTHER INFORMATION 12


                                 BALANCE SHEETS

                                   ----------


                                                              June 30,
                                                                2000        December 31,
                                                             (UNAUDITED)       1999
                                     ASSETS                  -----------    -----------
Real estate:

    Land                                                      1,524,764      1,524,764
    Buildings                                                 2,821,843      2,821,843
    Less:  accumulated depreciation                          (1,119,557)    (1,074,766)
                                                            -----------    -----------
       Net real estate                                        3,227,050      3,271,841

Cash                                                            265,678        289,446
Accounts receivable                                               5,070          2,222
Notes receivables                                             1,134,852      1,148,629
Interest receivable and other assets                              8,322          5,637
                                                            -----------    -----------
    Total assets                                            $ 4,640,972    $ 4,717,775
                                                            ===========    ===========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                           $       416    $    20,708
       Other                                                        917          1,520
    Property taxes payable                                           --          5,174
    Deferred rental income                                       10,062         18,770
                                                            -----------    -----------
       Total liabilities                                         11,395         46,172
                                                            -----------    -----------


Partners' Equity:
    General partner's equity                                     28,978         28,950
    Limited partners' equity, 235,308 units
      authorized, 135,199 units issued
      and outstanding in 2000 and 1999,
      respectively                                            4,600,599      4,642,653
                                                            -----------    -----------
       Total partners' equity                                 4,629,577      4,671,603
                                                            -----------    -----------

       Total liabilities and partners' equity               $ 4,640,972    $ 4,717,775
                                                            ===========    ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30,                 JUNE 30,
                                      ----------------------   ----------------------
                                        2000          1999        2000        1999
                                      ---------    ---------   ---------    ---------
Revenue:
    Base rent                         $ 127,406    $ 153,015   $ 260,611    $ 317,827
    Interest an other income             23,630       30,949      50,719       61,710
                                      ---------    ---------   ---------    ---------
       Total revenue                    151,036      183,964     311,330      379,537
                                      ---------    ---------   ---------    ---------

Expenses:
    Depreciation                         22,395       24,982      44,791       51,552
    Bad debts                           (26,968)        --       (26,968)        --
    Office expenses                       3,170        2,395       4,423        4,521
    Administrative                        2,700        2,700       5,400        5,400
    Accounting and legal                 18,000        7,234      20,321       20,907
    Management fees                       1,555        1,457       2,624        3,178
    Property tax expenses                    --       12,318          --       12,534
    Other property expenses                 388          706         720          706
                                      ---------    ---------   ---------    ---------

       Total expenses                    21,240       51,792      51,311       98,798
                                      ---------    ---------   ---------    ---------

    Income before real estate sales     129,796      132,172     260,019      280,739

Gain - sale of real estate                   --           --          --      105,847
                                      ---------    ---------   ---------    ---------
       Net income                     $ 129,796    $ 132,172   $ 260,019    $ 386,586
                                      =========    =========   =========    =========


Net income allocated to:
    General partner                   $   1,522    $   1,572   $   3,048    $   4,381
    Limited partners                    128,274      130,600     256,971      382,205
                                      ---------    ---------   ---------    ---------

       Total                          $ 129,796    $ 132,172   $ 260,019    $ 386,586
                                      =========    =========   =========    =========


Net income per weighted average
  limited partnership unit            $    0.95    $    0.97   $    1.90    $    2.83
                                      =========    =========   =========    =========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------


                                                          SIX MONTHS ENDED
                                                                JUNE 30
                                                      ---------------------------
                                                         2000             1999
                                                      -----------     -----------
Balance at January 1                                  $ 4,671,603     $ 6,021,650
Net income                                                260,019         386,586
Partner distributions                                    (302,045)     (1,272,136)
                                                      -----------     -----------
Balance at June 30                                    $ 4,629,577     $ 5,136,100
                                                      ===========     ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------


                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        --------------------------
                                                                                           2000            1999
                                                                                        ----------     -----------
Cash flows from operating activities:
    Net income                                                                           $ 260,019     $  386,586
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                                                      44,791         51,552
          Provision for bad debts                                                          (30,999)            --
          Gain on sale of real estate                                                           --       (105,847)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                                               28,151          (106)
          Interest receivable and other assets                                              (2,685)         (145)
        Increase (decrease) in liabilities:
          Accounts payable                                                                 (20,895)         (560)
          Property taxes payable                                                            (5,174)        4,106
          Deferred rental income                                                            (8,708)       (2,423)
                                                                                       -----------    ----------
        Net cash provided by operating activities                                          264,500       333,163
                                                                                       -----------    ----------

Cash flows from investing activities:
       Collection of notes receivable                                                       13,777         4,366
       Proceeds from real estate sales                                                          --       869,083
                                                                                       -----------    ----------
                 Net cash provided by investing activities                                  13,777       873,449
                                                                                       -----------    ----------

Cash flows from financing activities:
    Cash distributions                                                                    (302,045)   (1,272,136)
                                                                                       -----------    ----------
                 Net cash used by financing activities                                    (302,045)   (1,272,136)
                                                                                       -----------    ----------

                 Net (decrease) increase in cash                                           (23,768)      (65,524)

Cash at January 1                                                                          289,446       412,033
                                                                                       -----------    ----------

Cash at June 30                                                                        $   265,678    $  346,509
                                                                                       ===========    ==========




                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.


                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED

                                   ----------


 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 1999 Form 10-K.

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

      CASH DEPOSITS

      At June 30, 2000, the carrying amount of the Partnership's cash deposits total $265,678. The bank balances are $459,158 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the six months ended June 30, 2000 or 1999. The Partnership also had no noncash investing or financing transactions for the six months ended June 30, 2000 or 1999.

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

 2.   FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 2000 and 1999:


                                       2000             1999
                                     -------          -------
      Management fees                $ 2,624          $ 2,674
      Administrative fees              5,400            5,400
      Accounting                       3,240            3,240


 3.   SALE OF PROPERTY

      In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The sale price for the building was $237,500. The Partnership recognized a gain of $34,534 on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The sale price for the building was $670,000. The Partnership recognized a gain of $71,313 on the sale. There were no sales in 2000.


continued

                             EXCEL PROPERTIES, LTD.

                                   ----------


 4.   NOTES RECEIVABLE

      The Company had the following notes receivable at June 30, 2000 and December 31, 1999:


                                                                                            2000           1999
                                                                                         ----------     ----------
      Note from the sale of land, interest at 10%.  Secured by                           $  165,750     $  165,750
      land sold.  Currently due.

      Note from sale of building, receipts of $1,390 per month
      at 9% interest.  Secured by building sold.  Currently due.                            122,627        125,378

      Note from sale of building, receipts of $5,366 per month
      at 8.5% interest.  Secured by building sold.  Due
      November 2003.                                                                        746,225        755,923

      Note from sale of building, receipts of $1,004 per month
      at 8% interest.  Secured by building sold.  Due December
      2001.                                                                                 100,250        101,578
                                                                                         ----------     ----------

                  Total notes receivable                                                 $1,134,852     $1,148,629
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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:


           YEAR ENDING DECEMBER 31,
           ------------------------
                  2000, remaining six months                         $   267,438
                  2001                                                   540,011
                  2002                                                   537,441
                  2003                                                   515,495
                  2004                                                   461,159
                  Thereafter                                             731,606


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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has $265,678 in cash at June 30, 2000, with no mortgage debt on any of the properties it owns. In July 2000, the Partnership distributed accumulated cash to the partners in the amount of $150,000. The Partnership currently has approximately $44,573 a month from rental revenue. Management does not expect the Partnership to incur any significant operational expenses on the properties as the properties are subject to triple-net leases.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Base rent decreased $25,609 or 17% from the previous year. The net decrease was primarily due to the sale in September 1999 of two buildings that were both previously leased to Kindercare in Gahanna, Ohio and in Grove City, Ohio. These properties accounted for approximately $19,810 of rental revenue in the second quarter of 1999.

Interest income decreased $7,319 or 24% over 1999. This decrease was largely due to cash balances from proceeds relating to the 1999 property sales before the funds were distributed to the partners.

Operating expenses decreased by $30,552 or 59% from the three months ended June 30, 1999 to the three months ended June 30, 2000. The net decrease was largely due to the $26,968 decrease in bad debt expense. This decrease in bad debt expense relates to reserves for a tenant which was delinquent on their rent, but paid current in May 2000. In 1999, the Company did not record any bad debt expense. Depreciation expense decreased by $2,587 or 10% due to property sales in 1999. Accounting expense increased by $10,766 over 1999. This increase is primarily due to $14,909 paid for tax preparation and audit fees. Property tax expense decreased by $12,318 or 100%. The decrease is attributable to reimbursement from Kindercare in Columbus, Ohio of property tax expenses that the Company had paid for in 1999. Other expenses and other income varied very little between the two accounting periods.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Base rent decreased $57,216 or 18% from the previous year. The decrease was primarily due to property sales in 1999. In March 1999, the Partnership sold a building previously leased to Payless Shoe Store, in Plant City, Florida. In September 1999, the Partnership sold two buildings that were both leased to Kindercare in Gahanna, Ohio and in Grove City, Ohio. These properties accounted for approximately $51,418 in the first half of 1999.

Interest income decreased $10,990 or 18% over 1999. This decrease was largely due to cash balances from proceeds relating to the 1999 property sales before the funds were distributed to the partners. There were no property sales in 2000.

Operating expenses decreased by $47,487 or 48%. The net decrease was largely due to the $26,968 decrease in bad debt expense. This decrease in bad debt expense relates to reserves for a tenant which was delinquent on their rent. In 1999, the Company did not record any bad debt expense. Property tax expense decreased by $12,534. The decrease is attributable to reimbursement from Kindercare in Columbus, Ohio of property tax expenses that the Company had paid for in 1999. Depreciation expense decreased by $6,761 or 13% due to property sales in 1999. Other expenses and other income varied very little between the two accounting periods.

In 1999, the Company recognized a gain of $105,847 relating to the sale of a building in Plant City, Florida, that was on lease to Payless Shoe Store. There were no property sales in the six months of June 30, 2000.

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

Management believes that the effect of inflation on the Partnership is minimized since the leases all provide a minimum rental which the lessee is obligated to pay. Additionally, most leases contain some form of inflation hedge which provides for the rent to be increased. The rent increases may be in the form of scheduled fixed minimum rent increases, Consumer Price Index (CPI) adjustments or by participating in a percentage of the gross sales volume of the tenant. Since the triple-net leases require the lessees to pay for all property operating expenses, the net effect is that the revenue received will not be eroded away as operating expenses increase due to inflation. Should buildings become vacant, however, the Partnership may be responsible for certain expenses, including property taxes which are now being paid by tenants.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Partnership's market effect on property sales, reliance on tenants, and environmental risks. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Partnership's annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at June 30, 2000.


PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K
      (a) Exhibits: 27.1 - Financial Data Schedule
      (b) Reports on Form 8-K

           The Partnership filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 1, 2000                     EXCEL PROPERTIES, LTD.
                                          (Registrant)




                                          By:  /s/ Gary B. Sabin
                                              ----------------------------------
                                              Gary B. Sabin, General Partner


                                          By:  /s/ James Y. Nakagawa
                                              ----------------------------------
                                              James Y. Nakagawa,
                                              Principal Accounting  Officer