Form 10-Q
period 2000-09-30
EXCEL PROPERTIES LTD
filed 2000-11-01
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:                               Commission File Number:

  SEPTEMBER 30, 2000                                         33-2320
----------------------                               ----------------------

                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                      87-0426335
-------------------------------                       ----------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification Number)


       17140 BERNARDO CENTER DRIVE, SUITE 300 SAN DIEGO, CALIFORNIA 92128
--------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (858) 675-9400
                                                           --------------

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

                                  (1) Yes  X  No
                                          ---    ---

                             EXCEL PROPERTIES, LTD.

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------

                                                                       PAGE
                                                                       ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:
       Balance Sheets
          September 30, 2000 (Unaudited)
          December 31, 1999.............................................3

       Statements of Income
          Three Months Ended September 30, 2000 (Unaudited)
          Three Months Ended September 30, 1999 (Unaudited)
          Nine  Months Ended September 30, 2000 (Unaudited)
          Nine  Months Ended September 30, 1999 (Unaudited).............4

       Statements of Changes in Partners' Equity
          Nine  Months Ended September 30, 2000 (Unaudited)
          Nine  Months Ended September 30, 1999 (Unaudited).............5

       Statements of Cash Flows
          Nine  Months Ended September 30, 2000 (Unaudited)
          Nine  Months Ended September 30, 1999 (Unaudited).............6

       Notes to Financial Statements....................................7

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................10

PART II.  OTHER INFORMATION............................................12

                                              EXCEL PROPERTIES, LTD.

                                                  BALANCE SHEETS

                                                    ----------

                                                          SEPTEMBER 30,
                                                              2000        DECEMBER 31,
                                                           (UNAUDITED)        1999
                                                           -----------    -----------
                                     ASSETS
Real estate:
    Land                                                   $ 1,524,764    $ 1,524,764
    Buildings                                                2,821,843      2,821,843
    Less:  accumulated depreciation                         (1,141,952)    (1,074,766)
                                                           -----------    -----------
       Net real estate                                       3,204,655      3,271,841

Cash                                                           276,768        289,446
Accounts receivable, less allowance for bad debts of
    $0 and $30,999 in 2000 and 1999, respectively                1,987          2,222
Notes receivable                                             1,128,425      1,148,629
Interest receivable and other assets                             9,955          5,637
                                                           -----------    -----------

    Total assets                                           $ 4,621,790    $ 4,717,775
                                                           ===========    ===========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
    Accounts payable:
       Affiliates                                          $       516    $    20,708
       Other                                                       963          1,520
       Property Taxes                                             --            5,174
       Deferred rental income                                   10,110         18,770
                                                           -----------    -----------
       Total liabilities                                        11,589         46,172
                                                           -----------    -----------


Partners' Equity:
    General partner's equity                                    29,008         28,950
    Limited partners' equity, 235,308 units
      authorized, 135,199 units issued
      and outstanding in 2000 and 1999                       4,581,193      4,642,653
                                                           -----------    -----------
       Total partners' equity                                4,610,201      4,671,603
                                                           -----------    -----------

       Total liabilities and partners' equity              $ 4,621,790    $ 4,717,775
                                                           ===========    ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                        STATEMENTS OF INCOME - UNAUDITED

                                   ----------


                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                        2000        1999         2000         1999
                                      ---------   ---------    ---------    ---------
Revenue:
    Base rent                         $ 134,724   $ 147,072    $ 395,335    $ 464,898
    Interest income                      25,241      27,522       75,960       89,232
                                      ---------   ---------    ---------    ---------

       Total revenue                    159,965     174,594      471,295      554,130
                                      ---------   ---------    ---------    ---------

Expenses:
    Depreciation                         22,396      24,474       67,186       76,026
    Bad debts                              --        23,283      (26,968)      23,283
    Office expenses                       1,659       2,125        6,803        7,350
    Administrative                        3,316       2,700        8,716        8,100
    Accounting and legal                  2,065       2,530       22,386       23,437
    Management fees                       1,404       2,016        4,028        5,194
    Property tax                           --       (12,318)        --            216
                                      ---------   ---------    ---------    ---------

       Total expenses                    30,840      44,810       82,151      143,606
                                      ---------   ---------    ---------    ---------

    Income before real estate sales     129,125     129,784      389,144      410,524

Gain (loss) -  sale of real estate         --       282,239         --        388,085
                                      ---------   ---------    ---------    ---------

       Net income                     $ 129,125   $ 412,023    $ 389,144    $ 798,609
                                      =========   =========    =========    =========



Net income allocated to:
    General partner                   $   1,515   $   4,365    $   4,563    $   8,746
    Limited partners                    127,610     407,658      384,581      789,863
                                      ---------   ---------    ---------    ---------

       Total                          $ 129,125   $ 412,023    $ 389,144    $ 789,609
                                      =========   =========    =========    =========


Net income per weighted average
  limited partnership unit            $    0.96   $    3.02    $    2.88    $    5.84
                                      =========   =========    =========    =========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY - UNAUDITED

                                   ----------

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30
                                               --------------------------
                                                   2000           1999
                                               -----------    -----------
Balance at January 1                           $ 4,671,603    $ 6,021,650
Net income                                         389,144        798,609
Partner distributions                             (450,546)    (1,512,273)
                                               -----------    -----------
Balance at September 30                        $ 4,610,201    $ 5,307,986
                                               ===========    ===========


                   The accompanying notes are an integral part
                          of the financial statements.

                             EXCEL PROPERTIES, LTD.

                      STATEMENTS OF CASH FLOWS - UNAUDITED

                                   ----------

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 2000           1999
                                                             -----------    -----------
Cash flows from operating activities:
    Net income                                               $   389,144    $   798,609
    Adjustments to reconcile net income to net cash
       provided by operations:
          Depreciation                                            67,186         76,026
          Provision for bad debts                                (26,968)        23,283
          Gain on sale of real estate                               --         (388,085)
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                     27,203        (15,357)
          Interest receivable and other assets                    (4,318)         1,983
        Increase (decrease) in liabilities:
          Accounts payable                                       (20,749)         3,753
          Property taxes payable                                  (5,174)        (4,106)
          Deferred rental income                                  (8,660)        (7,570)
                                                             -----------    -----------
           Net cash provided by operating activities             417,664        488,536
                                                             -----------    -----------
Cash flows from investing activities:
       Collection of notes receivable                             20,204          6,621
       Proceeds from real estate sales                              --        1,469,307
                                                             -----------    -----------

                 Net cash provided by investing activities        20,204      1,475,928
                                                             -----------    -----------


Cash flows from financing activities:
       Cash distributions                                       (450,546)    (1,512,273)
                                                             -----------    -----------

                 Net cash used by financing activities          (450,546)    (1,512,273)
                                                             -----------    -----------

                 Net (decrease) increase in cash                 (12,678)       452,191

Cash at January 1                                                289,446        412,033
                                                             -----------    -----------

Cash at September 30                                         $   276,768    $   864,224
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

      CASH DEPOSITS

      At September 30, 2000, the carrying amount of the Partnership's cash deposits total $276,768. The bank balances are $326,323 of which $200,000 is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the nine months ended September 30, 2000 or 1999. The Partnership also had no noncash investing or financing transactions for the nine months ended September 30, 2000 or 1999.

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

2.    FEES PAID TO GENERAL PARTNER

      The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 2000 and 1999:

                                                           2000           1999
                                                        ---------      ---------
      Management fees                                     $ 4,028        $ 5,194
      Administrative fees                                   8,100          8,100
      Accounting                                            4,860          4,860

3.    SALE OF PROPERTY

      There were no property sales in the nine months ended September 30, 2000. In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The sale price for the building was $237,500. The Partnership recognized a gain of $34,534 on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The sale price for the building was $670,000. The Partnership recognized a gain of $71,313 on the sale. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The sale price for the Kindercare located in Gahanna, Ohio was $374,052 and the sale price for the Kindercare located in Grove City, Ohio was $314,991. The partnership recognized a gain of $169,222 and $113,016, respectively, on the sale. There were no property sales in the nine months ended September 30, 2000.


Continued
                                        8

                             EXCEL PROPERTIES, LTD.

                                   ----------


 4.   NOTES RECEIVABLE

      The Company had the following notes receivable at September 30, 2000 and December 31, 1999:

                                                                                            2000           1999
                                                                                         ----------     ----------
      Note from the sale of land, interest at 10%.  Secured by                           $  165,750     $  165,750
      land sold.  Currently due.

      Note from sale of building, receipts of $1,390 per month
      at 9% interest.  Secured by building sold.  Currently due.                            121,205        125,378

      Note from sale of building, interest only receipts of
      $5,366 per month at 8.5% interest.  Secured by building
      sold.  Due November 2003.                                                             741,220        755,923

      Note from sale of building, receipts of $1,004 per month
      at 8% interest.  Secured by building sold.  Due December
      2001.                                                                                 100,250        101,578
                                                                                         ----------     ----------

                  Total notes receivable                                                 $1,128,425     $1,148,629
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

      Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

           YEAR ENDING DECEMBER 31,
           ------------------------
                  2000, remaining three months                 $   135,371
                  2001                                             546,621
                  2002                                             544,051
                  2003                                             522,105
                  2004                                             467,770
                  Thereafter                                       754,831






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

Properties have been acquired free and clear of liens and encumbrances. The Partnership may seek to finance one or more of the properties and distribute the financing proceeds to the partners. To date, no properties owned by the Partnership have been the subject of any mortgage financing, therefore, at the present time, all properties remain free and clear from any mortgage loan, lien or encumbrance.

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and (3) realization of long-term appreciation in value of properties.

The Partnership is currently attempting to sell all of the properties held by the Partnership. The selling of the properties could take several years as the Partnership attempts to maximize the sales price of each property. There can be no assurance that the general partners will be successful in selling all of the properties or what price they can obtain. Additionally, the plans of the Partnership may change in the future.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has $276,768 at September 30, 2000, with no debt on any of the properties it owns. In October 2000, the Partnership distributed cash to the partners in the amount of approximately $150,000. The Partnership currently recognizes approximately $45,675 a month from rental revenue. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

The Partnership's primary source of cash is from rental of the real estate properties currently owned. The Partnership may also sell properties which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the partners unless buildings become vacant. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. It is anticipated that the liquidity of the Partnership will decrease as properties are sold.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes thereto.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Base rent decreased $12,348 or 8% from the previous year. The net decrease was primarily due to the sale in September 1999 of two buildings that were both previously leased to Kindercare in Gahanna, Ohio and in Grove City, Ohio. These properties accounted for approximately $19,810 of rental revenue in the third quarter of 1999.

In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The sale price for the Kindercare located in Gahanna, Ohio was $374,052 and the sale price for the Kindercare located in Grove City, Ohio was $314,991. The partnership recognized a gain of $169,222 and $113,016, respectively, on the sales. There were no property sales in the three months ended September 30, 2000.

Operating expenses decreased by $13,970 or 31% from the three months ended September 30, 1999 to the three months ended September 30, 2000. The net decrease was largely due to the $23,283 decrease in bad debt expense which was partially offset by the increase of $12,318 in property tax expense in 2000 when compared to 1999. The decrease in bad debt expense relates to reserves for a tenant which was delinquent on their rent, but paid current in May 2000. The increase in property tax expense relates to payments made in 1999 by the Company for taxes that would have been made by a tenant. Subsequently, the Company charged the tenant for the amount of the property taxes paid on their behalf. There were no property tax expense incurred in 2000. Depreciation expense decreased by $2,078 or 8% due to property sales in 1999. Other expenses and other income varied very little between the two periods.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Base rent decreased $69,563 or 15% from the previous year. The decrease was primarily due to property sales in 1999. In March 1999, the Partnership sold a building previously leased to Payless Shoe Store, in Plant City, Florida. In September 1999, the Partnership sold two buildings that were both leased to Kindercare in Gahanna, Ohio and in Grove City, Ohio. These properties accounted for approximately $71,227 in the nine months ended September 30, 1999.

In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The sale price for the building was $237,500. The Partnership recognized a gain of $34,534. In March 1999, the Partnership sold a building previously leased to Payless Shoe Store, in Plant City, Florida. The sale price for the building was $670,000. The Partnership recognized a gain of $71,313. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The sale price for the Kindercare located in Gahanna, Ohio was $374,052 and the sale price for the Kindercare located in Grove City, Ohio was $314,991. The partnership recognized a gain of $169,222 and $113,016, respectively, on the sale. There were no property sales in the nine months ended September 30, 2000.

Operating expenses decreased by $61,455 or 43%. Bad debt expense decreased by $50,251 as compared to 1999. The decrease in bad debt expense relates to reserves for a tenant which was delinquent on their rent, but paid current in May 2000. Depreciation expense decreased by $8,840 or 12% due to property sales in 1999. Other expenses and other income varied very little between the two periods.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at September 30, 2000.

PART II.  OTHER INFORMATION

Items 4 and 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits: 27.1 - Financial Data Schedule
       (b) Reports on Form 8-K
           The Partnership filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 1, 2000                EXCEL PROPERTIES, LTD.
                                       (Registrant)


                                       By:  /s/ Gary B. Sabin
                                            ----------------------------------
                                            Gary B. Sabin, General Partner



                                       By:  /s/ James Y. Nakagawa
                                            ----------------------------------
                                            James Y. Nakagawa
                                            Principal Accounting Officer