Form 10-K
period 2000-12-31
EXCEL PROPERTIES LTD
filed 2001-03-27
CIK 785932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended:                               Commission File Number:
      DECEMBER 31, 2000                                           33-2320
--------------------------                               -----------------------


                             EXCEL PROPERTIES, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                         87-0426335
----------------------------------                     -------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)


  17140 BERNARDO CENTER DRIVE, SUITE 300            SAN DIEGO, CALIFORNIA  92128
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

                        (1) Yes    X        No
                               ---------      ----------

                        (1) Yes    X        No
                               ---------      ----------

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

ITEM 2.   PROPERTIES

The Partnership presently owns eight properties as follows:

KINDER-CARE LEARNING CENTERS

The Partnership owns three properties on lease to Kinder-Care, Inc., the nation's largest provider of day-care centers.

KINDER-CARE LEARNING CENTER - WEST CARROLLTON, OHIO

   Date of purchase:  May 28, 1987

   Purchase price:    $190,337

   Property description: This property is located approximately eight miles southwest of Dayton, Ohio in the suburb of West Carrollton. The building contains 4,650 square feet and is situated on .55 acres of land. The current lease expires August 31, 2005. The annual rent over the remainder of the lease is $40,920.

KINDER-CARE LEARNING CENTER - DAYTON, OHIO

   Date of purchase:  May 28, 1987

   Purchase price:    $190,337

   Property description: This property is located approximately thirty miles northeast of Dayton, Ohio in the Mud River Township. The building is situated on .645 acres and contains 4,650 square feet. The current lease expires August 31, 2005. The annual rent over the remainder of the lease is $40,920.

KINDER-CARE LEARNING CENTER - INDIANAPOLIS, INDIANA

   Date of purchase:  May 2, 1989

   Purchase price:  $201,080

   Property description: This property is located at 1034 N. Whitcomb Ave. in Indianapolis, Indiana. The building contains 4,487 square feet and is situated on .598 acres. The current lease expires August 31, 2005 with gross rents of $39,486 per year.

PARAGON RESTAURANT GROUP, INC.

The Partnership owns two properties operated as Mountain Jack's Restaurants, on lease to Paragon Steakhouse Restaurants, Inc. The company is headquartered in San Diego, California. Their trade names include Mountain Jack's and Hungry Hunter.

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

   Property description: This property is located at 2411 State Road 26 East, Lafayette, Indiana. Lafayette is located between Chicago, Illinois to the north and Indianapolis, Indiana to the south. It is the home of Purdue University. The property is situated on 1.72 acres, contains 8,274 gross square feet and has seating for approximately 294 persons. The site is ideally located along a main commercial artery and is surrounded by seven hotels. The annual lease payment is the greater of $107,800 or 5% of the gross sales. The lease expires on September 28, 2005.

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

SOUTHEASTERN EARLY EDUCATION - COLUMBUS, OHIO

   Date of purchase:  May 28, 1987

   Purchase price:    $190,337

   Property description: This property is located in Columbus, Ohio. The building is situated on .538 acres and contains 4,650 square feet.

   The property is on lease until March 31, 2010. The annual rent over the remainder of the lease is as follows:


           January 1 to December 31, 2001          $ 42,139
           January 1 to December 31, 2002          $ 39,569
           January 1 to December 31, 2003          $ 38,850
           January 1 to December 31, 2004          $ 40,475
           January 1 to December 31, 2005          $ 40,800
           January 1 to December 31, 2006          $ 42,490
           January 1 to December 31, 2007          $ 42,828
           January 1 to December 31, 2008          $ 44,615
           January 1 to December 31, 2009          $ 44,973
           January 1 to March 31, 2010             $ 11,243


ITEM 3.      LEGAL PROCEEDINGS

None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

     A)    A public market for the Partnership's units does not exist.

     B) As of December 31, 2000, there were 1,589 investors holding 135,199 units.

     C) The Partnership made its first cash flow distribution from operations in May 1987. Since that date, cash distributions have been made at the end of each calendar quarter through December 31, 2000. The Partnership expects to continue to make cash distributions on a quarterly basis in the future to the extent the Partnership continues to generate net operating income, or realize proceeds through property sales.

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the
Partnership:



INCOME STATEMENT DATA
                                                  2000           1999           1998           1997           1996
                                               ----------     ----------     ----------     ----------     ----------
Total rental revenue                             $532,483       $598,103       $670,691       $827,221     $1,048,015
Interest and other income                         102,066        120,217        119,518        156,668        202,786

Operating expenses:
  Property expenses                               (21,612)        37,234         32,240         70,308        214,221
  General and administrative                       88,935         46,763         49,893         94,589         59,106
  Depreciation                                     89,582         98,669        126,485        143,021        176,133

Net income before real estate sales               477,644        535,654        581,591        675,971        801,341

Gain on sale
    of real estate                                      -        389,300         99,986         84,373        880,643

Net income                                       $477,644       $924,954       $681,577       $760,344     $1,681,984

Per Unit Data:
  Net income                                         3.49           6.77           4.71           5.45          12.07
  Distributions                                      4.47          16.83          15.05          21.96          25.10


BALANCE SHEET DATA

Net real estate                                 3,182,259      3,271,841      4,452,546      5,777,802      6,213,838
Cash                                              265,054        289,446        412,033        444,616      1,393,367
Accounts receivable, net                           11,184          2,222          8,998         19,897         79,217
Total assets                                    4,595,140      4,717,775      6,041,019      7,415,403      9,665,303

Total liabilities                                  49,926         46,172         19,369         37,333         45,898
Partners' equity                                4,545,214      4,671,603      6,021,650      7,378,070      9,619,405


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

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999.

The net income of the Partnership decreased by $447,310 in 2000 when compared to 1999. The differences in income and expenses are explained below.

Rental revenue decreased by $65,620 or 11% to $532,483 in 2000 from $598,103 in 1999. The decrease in rental revenue was primarily attributed to the property sales in 1999. During 1999, the Partnership sold four properties. In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The net sale price for the building was $222,849 and a $34,534 gain was recognized on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The net sale price for the building was $645,975 and a $71,313 gain was recognized on the sale. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The net sale price for the Kindercare located in Gahanna, Ohio was $325,019 and the net sale price for the Kindercare located in Grove City, Ohio was $271,291. The partnership recognized a gain of $170,848 and $112,605, respectively, on these sales. These properties accounted for $71,228 in rental revenue in 1999. There were no property sales in 2000.

Interest income decreased $18,151 or 15% over 1999. This decrease was largely due to cash balances from proceeds relating to the 1999 property sales before the funds were distributed to the partners.

Operating expenses decreased by $25,761 or 14% in 2000 from 1999. Depreciation expense decreased by $9,087 or 9% due to property sales in 1999. Accounting and legal expenses increased by $42,062 due to legal matters related to the transfer and ownership of certain partnership units. Bad debt expense decreased by $57,967 as compared to 1999. The decrease in bad debt expense relates to reserves for a tenant which was delinquent on their rents, but paid current in May 2000. Other expenses and other income varied very little between the two accounting periods.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership has $265,054 in cash at December 31, 2000, with no outstanding debt on any of the properties that it owns. In January 2001, the Partnership distributed accumulated cash to the partners in the amount of $138,000. The Partnership has income of approximately $45,873 per month from rental revenue. Also, the management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

The Partnership's primary source of cash is from rental of the real estate properties currently owned. The Partnership is attempting to dispose of its assets which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the partners unless buildings become vacant or tenants become delinquent in their rents. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners. It is anticipated that the liquidity of the Partnership will decrease as properties are sold.

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Form 10-K are not historical fact and constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Partnership to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Such risk, uncertainties and other factors include, but are not limited to, the following risks:

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

RISK OF BANKRUPTCY OF TENANTS. The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At December 31, 2000, the Company had no tenants under bankruptcy.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:


                                                                           Page
                                                                           ----
    1)  Report of Independent Accountants                                   F-2
    2)  Balance Sheets
          December 31, 2000 and 1999                                        F-3
    3)  Statements of Income
          Years Ended December 31, 2000, 1999 and 1998                      F-4
    4)  Statements of Changes in Partners' Equity
          Years Ended December 31, 2000, 1999 and 1998                      F-5
    5)  Statements of Cash Flows
          Years Ended December 31, 2000, 1999 and 1998                      F-6
    6)  Notes to Financial Statements                                       F-7
    7)  Financial Statement Schedules:
          II  - Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998              F-11
          III - Real Estate and Accumulated Depreciation
                  December 31, 2000                                         F-12



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

The names, ages and positions of responsibility held by the executive officers of the Company who spend time in the Partnership affairs are as follows:


                   Name            Age                  Position
            ----------------       ----      -------------------------------
             Gary B. Sabin          46       President and Chairman of the Board
             Richard B. Muir        45       Executive Vice President and Director
             Mark T. Burton         40       Senior Vice President
             James Y. Nakagawa      35       Chief Financial Officer
             S. Eric Otteson        45       Senior Vice President
             John Visconsi          56       Senior Vice President



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

JAMES Y. NAKAGAWA has served as Chief Financial Officer of the company since October 1998. From March 1998 to October 1998, Mr. Nakagawa served as Controller of the Company. Mr. Nakagawa served as Controller of New Plan from September 1994 to April 1999. Prior to joining New Plan, Mr. Nakagawa as a manager at Coopers & Lybrand LLP. He is a certified public accountant.

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

JOHN A. VISCONSI has served as Legacy's Senior Vice President -Leasing/Asset Management since May 1999. Mr. Visconsi served as Vice President - Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of Price Enterprises from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Ernest W. Hahn, Inc.


ITEM 11.    EXECUTIVE COMPENSATION

The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of New Plan or the Company. See ITEM 13 for compensation to the general partner.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partner units. The following information sets forth the number of units owned directly or indirectly by affiliates.


                                                                               PERCENT OF
                                                                NUMBER         UNITS AT
            TITLE OF CLASS          BENEFICIAL OWNER           OF UNITS        12/31/00
            --------------          ----------------           --------        --------
            Units of Limited
            Partnership Interest    Gary B. Sabin               None              None

            Units of Limited        Excel Legacy Corporation
            Partnership Interest                                 853              0.630%


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the Company, or their affiliates during the year ended December 31, 2000:


                       DESCRIPTION                         AMOUNT
                       -----------                         ------
                 Management fees                          $ 5,356
                 Administrative fees                       10,800
                 Accounting                                 6,480



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



      Date: March 27, 2001                 Excel Properties, Ltd.
                                           (Registrant)





                                           By:  /s/ Gary B. Sabin
                                              ---------------------------------
                                              Gary B. Sabin
                                              General Partner

                                           By:  /s/ James Y. Nakagawa
                                              ---------------------------
                                              James Y. Nakagawa
                                              Principal Accounting Officer

                          INDEX TO FINANCIAL STATEMENTS

                                   ----------


                                                                                              PAGE
                                                                                              ----
1.  FINANCIAL STATEMENTS:

         Report of Independent Accountants - Squire & Co......................................F-2

         Balance Sheets
            December 31, 2000 and 1999........................................................F-3

         Statements of Income
            Years Ended December 31, 2000, 1999 and 1998......................................F-4

         Statements of Changes in Partners' Equity
            Years Ended December 31, 2000, 1999 and 1998......................................F-5

         Statements of Cash Flows
            Years Ended December 31, 2000, 1999 and 1998......................................F-6

         Notes to Financial Statements........................................................F-7


2.  FINANCIAL STATEMENT SCHEDULES:

         Schedule II - Valuation and Qualifying Accounts
            Years Ended December 31, 2000, 1999 and 1998.....................................F-11

         Schedule III - Real Estate and Accumulated Depreciation
            December 31, 2000................................................................F-12


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

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

SQUIRE & CO.

February 7, 2001
Poway, California

                             EXCEL PROPERTIES, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                   ----------


                                                                          2000            1999
                                                                      -----------     -----------
                                     ASSETS

Real estate:
   Land                                                               $ 1,524,764     $ 1,524,764
   Buildings                                                            2,821,843       2,821,843
   Less:  accumulated depreciation                                     (1,164,348)     (1,074,766)
                                                                      -----------     -----------
      Net real estate                                                   3,182,259       3,271,841

Cash                                                                      265,054         289,446
Accounts receivable, less allowance for bad debts of
   $0 and $30,999 in 2000 and 1999, respectively                           11,184           2,222
Notes receivable                                                        1,121,859       1,148,629
Interest receivable                                                        12,291           5,637
Other assets                                                                2,493               -
                                                                      -----------     -----------
   Total assets                                                       $ 4,595,140     $ 4,717,775
                                                                      ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY


Liabilities:
   Accounts payable:
      Affiliates                                                      $     6,562     $    20,708
      Other                                                                27,850           1,520
   Property taxes payable                                                       -           5,174
   Deferred rental income                                                  15,514          18,770
                                                                      -----------     -----------
      Total liabilities                                                    49,926          46,172
                                                                      -----------     -----------


Partners' Equity:
   General partner's equity                                                28,582          28,950
   Limited partners' equity, 235,308 units authorized,
      135,199 units issued and outstanding                              4,516,632       4,642,653
                                                                      -----------     -----------
      Total partners' equity                                            4,545,214       4,671,603
                                                                      -----------     -----------

   Total liabilities and partners' equity                             $ 4,595,140     $ 4,717,775
                                                                      ===========     ===========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                   ----------


                                                                 2000        1999         1998
                                                              ----------  ----------   ----------
Revenue:
   Base rent                                                  $  532,483  $  598,103   $  670,691
   Interest and other income                                     102,066     120,217      119,518
                                                              ----------  ----------   ----------

      Total revenue                                              634,549     718,320      790,209
                                                              ----------  ----------   ----------

Operating Expenses:
   Bad debts                                                     (26,968)     30,999        3,521
   Depreciation                                                   89,582      98,669      126,485
   Accounting and legal                                           67,758      25,696       25,220
   Property taxes                                                      -         216       21,969
   Administrative                                                 10,800      10,800       10,800
   Management fees                                                 5,356       6,019        6,750
   Office expenses                                                10,377      10,267       13,873
                                                              ----------  ----------   ----------

               Total operating expenses                          156,905     182,666      208,618
                                                              ----------  ----------   ----------

Net income before real estate sales                              477,644     535,654      581,591

Gain - sale of real estate                                             -     389,300       99,986
                                                              ----------  ----------   ----------

      Net income                                              $  477,644  $  924,954   $  681,577
                                                              ==========  ==========   ==========


Net income allocated to:
   General partner                                            $    5,672  $   10,236   $   45,438
   Limited partners                                              471,972     914,718      636,139
                                                              ----------  ----------   ----------

      Total                                                   $  477,644  $  924,954   $  681,577
                                                              ==========  ==========   ==========


Net income per weighted average
  limited partnership unit                                    $     3.49  $     6.77   $     4.71
                                                              ==========  ==========   ==========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                   ----------


                                                              GENERAL             LIMITED
                                                              PARTNERS            PARTNERS              TOTAL
                                                             ---------           ----------           ----------
Balance at January 1, 1998                                   $  16,376           $7,361,694           $7,378,070
Liquidation of Limited Partnership units - 1998                    -                 (3,000)              (3,000)
Net income - 1998                                               45,438              636,139              681,577
Partner distributions - 1998                                   (20,350)          (2,014,647)          (2,034,997)
                                                             ---------           ----------           ----------
Balance at December 31, 1998                                    41,464            5,980,186            6,021,650
Net income - 1999                                               10,236              914,718              924,954
Partner distributions - 1999                                   (22,750)          (2,252,251)          (2,275,001)
                                                             ---------           ----------           ----------
Balance at December 31, 1999                                    28,950            4,642,653            4,671,603
Net Income - 2000                                                5,672              471,972              477,644
Partner distributions - 2000                                    (6,040)            (597,993)            (604,033)
                                                             ---------           ----------           ----------
Balance at December 31, 2000                                 $  28,582           $4,516,632           $4,545,214
                                                             =========           ==========           ==========


                   The accompanying notes are an integral part
                           of the financial statements

                             EXCEL PROPERTIES, LTD.


                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                   ----------


                                                                                 2000          1999             1998
                                                                              ---------     -----------      ---------
Cash flows from operating activities:
   Net income                                                                 $ 477,644     $   924,954      $ 681,577
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation                                                            89,582          98,669        126,485
         Allowance for doubtful accounts                                        (26,968)         30,999       (191,765)
         Gain on sale of real estate                                                  -        (389,300)       (99,986)
         Changes in operating assets and liabilities:
          (Increase) decrease in assets:
             Accounts receivable                                                 18,006         (24,223)       202,664
             Interest receivable                                                 (6,654)             96             81
             Other assets                                                        (2,493)          2,605         (2,605)
          Increase (decrease) in liabilities:
             Accounts payable                                                    12,184          19,137            256
             Property taxes payable                                              (5,174)          5,174        (19,089)
             Tenant security deposits                                                 -               -         (5,000)
             Deferred rental income                                              (3,256)          2,492          5,870
                                                                              ---------     -----------      ---------

             Net cash provided by operating activities                          552,871         670,603        698,488
                                                                              ---------     -----------      ---------

Cash flows from investing activities:
   Proceeds from real estate sales                                                    -       1,471,336      1,298,757
   Collection of notes receivable                                                26,770          10,475          8,169
                                                                              ---------     -----------      ---------

             Net cash provided by investing activities                           26,770       1,481,811      1,306,926
                                                                              ---------     -----------      ---------

Cash flows from financing activities:
   Redemption of partnership units                                                                    -         (3,000)
   Cash distributions                                                          (604,033)     (2,275,001)    (2,034,997)
                                                                              ---------     -----------      ---------

             Net cash used by financing activities                             (604,033)     (2,275,001)    (2,037,997)
                                                                              ---------     -----------      ---------

             Net decrease in cash                                               (24,392)       (122,587)       (32,583)

Cash at beginning of year                                                       289,446         412,033        444,616
                                                                              ---------     -----------      ---------

Cash at end of year                                                           $ 265,054     $   289,446      $ 412,033
                                                                              =========     ===========      =========


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

      CASH DEPOSITS

      At December 31, 2000, the carrying amount of the Partnership's cash deposits total $265,054. The bank balances are $322,801 of which $200,000 which is covered by federal depository insurance.

      STATEMENT OF CASH FLOWS - SUPPLEMENTAL DISCLOSURE

      There was no interest or taxes paid for the years ended December 31, 2000, 1999 or 1998. The Partnership had no noncash investing or financing transactions in 2000, 1999 or 1998.

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

2.    FINANCIAL STATEMENT AND TAX RETURN DIFFERENCES

      The Partnership had the following differences between the financial statements and the Partnership tax return.


                                               2000           1999           1998
                                           -----------    -----------    -----------
Net income:
     Financial statements                  $   477,644    $   924,954    $   681,577
      Tax returns                              454,216        956,554        487,913
                                           -----------    -----------    -----------
            Difference                     $    23,428    $   (31,600)   $   193,664
                                           ===========    ===========    ===========

Difference is due to:
      Allowance for bad debts              $    30,999    $   (30,999)   $   193,664
      Deferred gain - sale of building          (7,571)          (601)            --
                                           -----------    -----------    -----------
                                           $    23,428        (31,600)   $   193,664
                                           ===========    ===========    ===========

Partners' equity:
      Financial statements                 $ 4,545,214    $ 4,671,603    $ 6,021,650
      Tax returns                            5,760,809      5,910,596      7,229,073
                                           -----------    -----------    -----------
            Difference                     $(1,215,595)   $(1,238,993)   $(1,207,423)
                                           ===========    ===========    ===========

Difference is due to:
      Syndication costs                    $(1,496,818)   $(1,496,818)   $(1,496,818)
      Allowance for bad debts                       --        (30,999)            --
      Deferred gain - like-kind exchange            --             --             --
      Deferred gain on sale of building        281,223        288,793        289,395
      Distributions payable                         --             31             --
                                           -----------    -----------    -----------
                                           $(1,215,595)   $(1,238,993)   $(1,207,423)
                                           ===========    ===========    ===========



Continued                             F-8

                             EXCEL PROPERTIES, LTD.

                                   ----------


3.    FEES PAID TO GENERAL PARTNER:

      The Partnership has paid the General Partner or its affiliates the following fees:


                                  2000     1999      1998
                                -------   -------   -------
      Management fees           $ 5,356   $ 6,019   $ 6,750
      Administrative fees        10,800    10,800    10,800
      Accounting                  6,480     6,480     6,480


4.    NOTES RECEIVABLE:

      The Company had the following notes receivable at December 31, 2000 and 1999:


                                                                      2000         1999
                                                                   ----------   ----------
      Note from the sale of land, interest at 10%. Secured by
      land sold. Currently due                                     $  165,750   $  165,750

      Note from sale of building, receipts of $1,390 per month
      at 9% interest. Secured by building sold. Currently due         119,752      125,378

      Note from sale of building, receipts of $5,366 per month
      at 8.5% interest. Secured by building sold. Due
      November 2003                                                   736,107      755,923

      Note from sale of building, receipts of $1,004 per month
      at 8% interest. Secured by building sold. Repaid in
      February 2001                                                   100,250      101,578
                                                                   ----------   ----------

                  Total notes receivable                           $1,121,859   $1,148,629
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


            YEAR ENDING DECEMBER 31,
            ------------------------
                  2001                                               $ 550,480
                  2002                                                 547,911
                  2003                                                 524,904
                  2004                                                 467,770
                  2005                                                 353,472
                  Thereafter                                           421,580



Continued                             F-9

                             EXCEL PROPERTIES, LTD.

                                   ----------

 6.   REAL ESTATE:


      There were no property sales during 2000.

      During 1999 the Partnership sold four properties. In February 1999, the Partnership sold a vacant building in Kenner, Louisiana that was formerly on lease to Toddle House Restaurant. The net sale price for the building was $222,849 and a $34,534 gain was recognized on the sale. In March 1999, the Partnership sold a building in Plant City, Florida that was on lease to Payless Shoe Store. The net sale price for the building was $645,975 and a $71,313 gain was recognized on the sale. In September 1999, the Partnership sold two buildings that were on lease to Kindercare. The net sale price for the Kindercare located in Gahanna, Ohio was $325,019 and the net sale price for the Kindercare located in Grove City, Ohio was $271,291. The partnership recognized a gain of $170,848 and $112,605, respectively, on the sales.

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

                             EXCEL PROPERTIES, LTD.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                       Additions             Deductions
                                                     --------------   --------------------------
                                     Balance at                                                                       Balance at
                                     Beginning        Charged to                                                          End
          Description                 of Year           Expense              Description              Amount            of Year
-------------------------------     -------------    --------------   --------------------------   -------------    ----------------
Year ended December 31, 2000:
                                                                      Recovery of Previously
  Allowance for bad debts           $      30,999           (26,968)   Written-off bad debts       $       4,031    $              0
                                    =============    ==============                                =============    ================



Year ended December 31, 1999:

  Allowance for bad debts           $           0            30,999    Write-off of Reserves       $                $         30,999
                                    =============    ==============                                =============    ================



Year ended December 31, 1998:

  Allowance for bad debts           $     191,764    $        3,521    Write-off of Reserves       $     195,285    $              0
                                    =============    ==============                                =============    ================


                             EXCEL PROPERTIES, LTD.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000


                                                                                                                 Cost
                                                                                                             Capitalized
                                                                                                              Subsequent
                                                                                                                  to
                                                                         Initial Cost                         Acquisition
                                                           ------------------------------------------     --------------------

                                                                                       Buildings
                                                                                          and
            Description            Encumbrances                  Land                Improvements             Improvements
--------------------------------   --------------------    ------------------     -------------------     --------------------
Kinder Care:
  West Carrollton, Ohio                       -                        57,101                 133,236                        -
  Dayton, Ohio                                -                        57,101                 133,236                        -
  Indianapolis, Indiana                       -                        60,324                 140,755                        -
Paragon Restaurant:
  Middleburg Heights, Ohio                    -                       313,867                 732,355                        -
  Lafayette, Indiana                          -                       324,029                 756,068                        -
Autoworks:
  Omaha, Nebraska                             -                       275,432                 413,148                        -
Ponderosa:
  Ann Arbor, Michigan                         -                       379,809                 379,809                        -
Southeastern Early Education:
  Columbus, Ohio                   $          -            $           57,101     $           133,236     $                  -
                                   --------------------    ------------------     -------------------     --------------------

                                   $          -            $        1,524,764     $         2,821,843     $                  0
                                   ====================    ==================     ===================     ====================





                                            Gross Amount at Which
                                         Carried at Close of Period                                                  Life on Which
                                      --------------------------------                                                Depreciation
                                                                                            Accumu-                    in Latest
                                                         Buildings                          lated                        Income
                                                            and              Total         Depreci-        Date        Statements
                                         Land           Improvements          (a)(b)        ation (c)     Acquired    is Computed
                                      ----------    ------------------    -------------   ------------  -----------  -------------
Kinder Care:
  West Carrollton, Ohio                   57,101               133,236          190,337         57,630        1987    31.5 years
  Dayton, Ohio                            57,101               133,236          190,337         57,630        1987    31.5 years
  Indianapolis, Indiana                   60,324               140,755          201,079         51,945        1987    31.5 years
Paragon Restaurant:
  Middleburg Heights, Ohio               313,867               732,355        1,046,222        312,897        1987    31.5 years
  Lafayette, Indiana                     324,029               756,068        1,080,097        319,028        1987    31.5 years
Autoworks:
  Omaha, Nebraska                        275,432               413,148          688,580        163,401        1988    31.5 years
Ponderosa:
  Ann Arbor, Michigan                    379,809               379,809          759,618        144,187        1989    31.5 years
Southeastern Early Education:
  Columbus, Ohio                     $    57,101    $          133,236    $     190,337   $     57,630        1987    31.5 years
                                     -------------  ------------------    -------------   ------------
                                     $ 1,524,764    $        2,821,843    $   4,346,607   $  1,164,348
                                     =============  ==================    =============   ============


(a)  Also represents cost for federal income tax purposes.
(b) Reconciliation of total real estate carrying value for the three years ended December 31, 2000 is as follows:


                                                 2000          1999           1998
                                             -----------   -----------    -----------
              Balance at beginning of year   $ 4,346,607   $ 5,652,631    $ 7,145,664
              Acquistions                             --            --             --
              Cost of property sold                    0    (1,306,024)    (1,493,033)
                                             -----------   -----------    -----------

              Balance at end of year         $ 4,346,607   $ 4,346,607    $ 5,652,631
                                             ===========   ===========    ===========



(c) Reconciliation of accumulated depreciation for the three years ended December 31, 2000 is as follows:


                                                 2000          1999           1998
                                             -----------   -----------    -----------
              Balance at beginning of year   $ 1,074,766   $ 1,200,084    $ 1,367,861
              Expense                             89,582        98,669        126,485
              Deletions                                0      (223,987)      (294,262)
                                             -----------   -----------    -----------
              Balance at end of year         $ 1,164,348   $ 1,074,766    $ 1,200,084
                                             ===========   ===========    ===========
