Form 10-Q
period 2001-03-31
EXCEL PROPERTIES LTD
filed 2001-05-10
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2001	Commission File Number: 33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	87-0426335 (IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 300      San Diego, California 92128
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
of the financial statements.

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	March 31, 2001	December 31, 2000
		(Unaudited)
ASSETS
Real estate:
Land	$1,524,764	$1,524,764
Buildings	2,821,843	2,821,843
Less: accumulated depreciation	(1,186,744)	(1,164,348)
Net real estate	3,159,863	3,182,259

Cash	360,429	265,054
Accounts receivable, less allowance for bad debts of $0 in both 2001 and 2000	2,502	11,184
Notes receivable	1,014,900	1,121,859
Interest receivable		12,291
Other assets	9,683	2,493

Total assets	$4,547,377	$4,595,140

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$471	$6,562
Other	26,705	27,850
Deferred rental income	10,110	15,514

Total liabilities	37,286	49,926

Partners' Equity:
General partner's equity	5,545	28,582
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding in 2001 and 2000, respectively	4,504,546	4,516,632

Total partners' equity	4,510,091	4,545,214

Total liabilities and partners' equity	$4,547,377	$4,595,140

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended March 31,
	2001	2000
Revenue:
Base rent	$136,849	$133,205
Interest and other income	30,140	27,089

Total revenue	166,989	160,294
Operating Expenses:
Depreciation	22,396	22,396
Accounting and legal	36,229	2,321
Office expenses	1,327	1,586
Administrative	2,700	2,700
Management fees	1,460	1,068

Total operating expenses	64,112	30,071

Net income before real estate sales	102,877	130,223
Gain — sale of real estate	—	—

Net income	$102,877	$130,223

Net income allocated to:
General partner	$1,253	$1,526
Limited partners	101,624	128,697

Total	$102,877	$130,223

Net income per weighted average limited partnership unit	$0.76	$0.96

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED

	Three Months Ended March 31,
	2001	2000
Balance at January 1	$4,545,214	$4,671,603
Net income	102,877	130,223
Partner distributions	(138,000)	(150,544)

Balance at March 31	$4,510,091	$4,651,282

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$102,877	$130,223
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	22,396	22,396
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	8,469	(17,456)
Interest receivable and other assets	5,314	(1,855)
Decrease in liabilities:
Accounts payable	(7,237)	(20,789)
Property taxes payable	—	(5,174)
Deferred rental income	(5,403)	(8,708)

Net cash provided by operating activities	126,416	98,637

Cash flows from investing activities:
Collection of notes receivable	106,959	7,150

Net cash provided by investing activities	106,959	7,150

Cash flows from financing activities:
Cash distributions	(138,000)	(150,544)

Net cash used by financing activities	(138,000)	(150,544)

Net increase in cash	95,375	(44,757)
Cash at January 1	265,054	289,446

Cash at March 31	$360,429	$244,689

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED

1. Summary of Significant Accounting Policies:

    The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the December 31, 2000 Form 10-K.

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

Cash Deposits

    At March 31, 2001, the carrying amount of the Partnership's cash deposits total $360,429. The bank balances are $661,313 of which $200,000 is covered by federal depository insurance.

Statement of Cash Flows—Supplemental Disclosure

    There was no interest or income taxes paid for the three months ended March 31, 2001 or 2000. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 2001 or 2000.

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

2. Fees Paid to General Partner

    The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 2001 and 2000:

	2001	2000
Management fees	$1,460	$1,068
Administrative fees	2,700	2,700
Accounting	1,620	1,620

3. Notes Receivable

    The Partnership had the following notes receivable at March 31, 2001 and December 31, 2000:

Note from the sale of land, interest at 10%. Secured by and sold. Currently due.	$165,750	$165,7501
Note from sale of building, receipts of $1,390 per month at 9% interest. Secured by building sold. Currently Due.	118,264	119,752
Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	730,886	736,107
Note from sale of building, receipts of $1,004 per month at 8% interest. Secured by building sold. Repaid in February 2001.	—	100,250

Total notes receivable.	$1,014,900	$1,121,859

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

    Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

Year ending December 31,
2001, remaining nine months	$368,426
2002	547,911
2003	524,904
2004	467,770
2005	353,472
Thereafter	421,580

5. Sale of Property

    In April 2001, the Partnership sold a building in West Carrollton, Ohio that was on lease to Kindercare. The sale price was $283,333.33. The Partnership recognized a gain of approximately $140,000 on the sale.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Nature of Business

    Excel Properties, Ltd., a California limited partnership (the APartnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for investment. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation ("New Plan"), and Gary B. Sabin. The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances. In 1999, Excel Legacy Corporation (the "Company") began managing the assets of the Partnership when certain officers of New Plan resigned. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.

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

Liquidity and Capital Resources

    The Partnership has $360,429 in cash at March 31, 2001, with no debt on any of the properties it owns. In April 2001, the Partnership distributed accumulated cash to the partners in the amount of $225,000. The Partnership currently has approximately $45,959 a month from rental revenue. Management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

    The Partnership=s primary source of cash is from rental of the real estate properties currently owned. The Partnership may also sell properties which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners.

    The Partnership has continued to distribute cash flows to the limited partners since 1989. Management anticipates that distributions from cash flows will continue in 2001. The distributions may be supplemented by proceeds from property sales or principal repayment of notes receivable, if any. If additional properties are sold or notes receivable are repaid, proceeds are distributed to the partners instead of reinvested, future distributions are expected to decrease.

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

    Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000  Base rent increased $3,644 or 3% from the previous year. The net increase was primarily due to the rent increases in 2001.

    In the three months ended March 31, 2000 to the three months ended March 31, 2001, operating expenses increased by $34,039. Accounting and legal expenses increased by $33,908 in the first quarter of 2001 as compared to the first quarter of 2000. The increase in accounting and legal expenses are largely attributable to amounts paid for a) tax preparation and audit fees in the first quarter of 2001 and b) legal matters related to the transfer and ownership of certain partnership units. Overall, other expenses and other income did not significantly vary between the two periods.

Certain Cautionary Statements

    Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2—Management=s Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership=s control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Partnership's market effect on property sales, reliance on tenants, and environmental risks. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Partnership's annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at March 31, 2001.

PART II. OTHER INFORMATION

    Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  None

  (b)
  Reports on Form 8-K
  The Partnership filed no reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2001	EXCEL PROPERTIES, LTD. (Registrant)
	By:	/s/ Gary B. Sabin Gary B. Sabin General Partner
	By:	/s/ James Y. Nakagawa James Y. Nakagawa Principal Accounting Officer

QuickLinks

EXCEL PROPERTIES, LTD. INDEX TO FINANCIAL STATEMENTS
EXCEL PROPERTIES, LTD. BALANCE SHEETS
EXCEL PROPERTIES, LTD. STATEMENTS OF INCOME—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CASH FLOWS—UNAUDITED
EXCEL PROPERTIES, LTD. NOTES TO FINANCIAL STATEMENTS—UNAUDITED
SIGNATURES