Form 10-Q
period 2001-06-30
EXCEL PROPERTIES LTD
filed 2001-08-14
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2001	Commission File Number: 33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	87-0426335 (IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 300, San Diego, California 92128
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

  (1)
  Yes /X/      No

  (2)
  Yes /X/      No

EXCEL PROPERTIES, LTD.

INDEX TO FINANCIAL STATEMENTS

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Balance Sheets June 30, 2001 (Unaudited) December 31, 2000	3
Statements of Income Three Months Ended June 30, 2001 (Unaudited) Three Months Ended June 30, 2000 (Unaudited) Six Months Ended June 30, 2001 (Unaudited) Six Months Ended June 30, 2000 (Unaudited)	4
Statements of Changes in Partners' Equity Six Months Ended June 30, 2001 (Unaudited) Six Months Ended June 30, 2000 (Unaudited)	5
Statements of Cash Flows Six Months Ended June 30, 2001 (Unaudited) Six Months Ended June 30, 2000 (Unaudited)	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
PART II. OTHER INFORMATION	12

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Real estate:
Land	1,467,663	1,524,764
Buildings	2,688,607	2,821,843
Less: accumulated depreciation	(1,149,395)	(1,164,348)

Net real estate	3,006,875	3,182,259
Cash	854,894	265,054
Accounts receivable, less allowance for bad debts of $0 in 2001 and 2000, respectively	3,314	11,184
Notes receivable	891,302	1,121,859
Interest receivable and other assets	8,243	14,784

Total assets	$4,764,628	$4,595,140

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$388	$6,562
Other	169,006	27,850
Deferred rental income	10,110	15,514

Total liabilities	179,504	49,926

Partners' Equity:
General partner's equity	6,510	28,582
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding in 2001 and 2000, respectively	4,578,614	4,516,632

Total partners' equity	4,585,124	4,545,214

Total liabilities and partners' equity	$4,764,628	$4,595,140

The accompanying notes are an integral part of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Base rent	$127,647	$127,406	$264,496	$260,611
Interest income	22,329	23,630	52,469	50,719

Total revenue	149,976	151,036	316,965	311,330

Expenses:
Depreciation	21,514	22,395	43,910	44,791
Bad debts	—	(26,968)	—	(26,968)
Office expenses	3,419	3,170	4,458	4,423
Administrative	2,700	2,700	5,400	5,400
Accounting and legal	(7,941)	18,000	28,288	20,321
Management fees	1,272	1,555	2,732	2,624
Other property expenses	386	388	674	720

Total expenses	21,350	21,240	85,462	51,311

Income before real estate sales	128,626	129,796	231,503	260,019
Gain — sale of real estate	169,158	—	169,158	—

Net income	$297,784	$129,796	$400,661	$260,019

Net income allocated to:
General partner	$3,193	$1,522	$4,446	$3,048
Limited partners	294,591	128,274	396,215	256,971

Total	$297,784	$129,796	$400,661	$260,019

Net income per weighted average limited partnership unit	$2.20	$0.95	$2.96	$1.90

The accompanying notes are an integral part of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED

	Six Months Ended June 30
	2001	2000
Balance at January 1	$4,545,214	$4,671,603
Net income	400,661	260,019
Partner distributions	(360,751)	(302,045)

Balance at June 30	$4,585,124	$4,629,577

The accompanying notes are an integral part of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS—UNAUDITED

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$400,661	$260,019
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	43,910	44,791
Provision for bad debts	—	(30,999)
Gain on sale of real estate	(169,158)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	7,657	28,151
Interest receivable and other assets	6,754	(2,685)
Increase (decrease) in liabilities:
Accounts payable	134,982	(20,895)
Property taxes payable	—	(5,174)
Deferred rental income	(5,403)	(8,708)

Net cash provided by operating activities	419,403	264,500

Cash flows from investing activities:
Collection of notes receivable	230,556	13,777
Proceeds from real estate sales	300,632	—

Net cash provided by investing activities	531,188	13,777

Cash flows from financing activities:
Cash distributions	(360,751)	(302,045)

Net cash used by financing activities	(360,751)	(302,045)

Net (decrease) increase in cash	589,840	(23,768)
Cash at January 1	265,054	289,446

Cash at June 30	$854,894	$265,678

The accompanying notes are an integral part of the financial statements.

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED

1. Summary of Significant Accounting Policies:

    The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 2000 Form 10-K.

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

  Cash Deposits

    At June 30, 2001, the carrying amount of the Partnership's cash deposits total $854,894. The bank balances are $1,686,939 of which $200,000 is covered by federal depository insurance.

  Statement of Cash Flows—Supplemental Disclosure

    There was no interest or taxes paid for the six months ended June 30, 2001 or 2000. The Partnership also had no noncash investing or financing transactions for the six months ended June 30, 2001 or 2000.

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

2. Fees Paid to General Partner

    The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 2001 and 2000:

	2001	2000
Management fees	$2,732	$2,624
Administrative fees	5,400	5,400
Accounting	3,240	3,240

3. Sale of Property

    In April 2001, the Partnership sold a building in West Carrollton, Ohio that was on lease to Kindercare. The sale price for the building was $283,333. The Partnership recognized a gain of $148,869 on the sale.

    There were no property sales in the six months ended June 30, 2000.

4. Notes Receivable

    The Company had the following notes receivable at June 30, 2001 and December 31, 2000:

	2001	2000
Note from the sale of land, interest at 10%. Due upon the occurrence of certain events.	$165,750	$165,750
Note from sale of building, receipts of $1,390 per month at 9% interest. Secured by building sold. Repaid in May 2001	—	119,752
Note from sale of building, interest only receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	725,552	736,107
Note from sale of building, receipts of $1,004 per month at 8% interest. Secured by building sold. Repaid in February 2001.	—	100,250

Total notes receivable	$891,302	$1,121,859

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

    Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

Year ending December 31,
2001, remaining six months	$261,600
2002	506,991
2003	483,984
2004	426,850
2005	326,192
Thereafter	421,580

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

Liquidity and Capital Resources

    The Partnership has $854,894 in cash at June 30, 2001, with no debt on any of the properties it owns. In July 2001, the Partnership distributed accumulated cash to the partners in the amount of $550,000. The Partnership currently recognizes approximately $45,959 a month from rental revenue. Management anticipates that rental revenue should be enough to cover any Partnership and operating expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

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

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

    Base rent did not significantly change from the previous year.

    In April 2001, the company recognized a gain of $148,869 relating to the sale of a building formerly leased to Kindercare, in West Carrollton, Ohio. In June 2001, the Company received $20,289 for the holdback on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2001. There were no sales in the three months end June 30, 2000.

    Overall operating expenses increased by $110 from the three months ended June 30, 2001 to the three months ended June 30, 2000. Accounting and legal expenses decreased by $25,941 over 2000. The decrease in accounting and legal expenses are largely attributable to an accrual of legal expenses, which was reversed in April 2001. Bad debt expense was $0 in 2001. In May 2000, $26,968 that was reserved for potential bad debt for a tenant, which was delinquent on their rents, was reversed when the tenant became current. Other expenses and other income did not vary significantly between the two accounting periods.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

    Base rent did not significantly change from the previous year and decreased $3,885.

    In April 2001, the company recognized a gain of $148,869 relating to the sale of a building formerly leased to Kindercare, in West Carrollton, Ohio. In June 2001, the Company received $20,289 for the holdback on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2001. There were no sales in the six months end June 30, 2000.

    Operating expenses increased by $34,151 or 67%. Accounting and legal expenses increased by $7,967 or 39% over 2000. The increase in accounting and legal expenses are largely attributable to amounts paid for legal matters related to the transfer and ownership of certain partnership units. Bad debt expense was $0 in 2001. In May 2000, $26,968 that was reserved for potential bad debt for a tenant, which was delinquent on their rents, was reversed when the tenant became current. Other expenses and other income did not vary significantly between the two accounting.

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

Certain Cautionary Statements

    Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Partnership's market effect on property sales, reliance on tenants, and environmental risks. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Partnership's annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at June 30, 2001.

PART II. OTHER INFORMATION

    Items 1 through 5 have been omitted since no events occurred with respect to these items.

    Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        None

  (b)
  Reports on Form 8-K

        The Partnership filed no reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	EXCEL PROPERTIES, LTD. (Registrant)

	By:	/s/ GARY B. SABIN Gary B. Sabin General Partner

	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Principal Accounting Officer

QuickLinks

INDEX TO FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENTS OF INCOME—UNAUDITED
STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED
STATEMENTS OF CASH FLOWS—UNAUDITED
NOTES TO FINANCIAL STATEMENTS—UNAUDITED
  ITEM 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
SIGNATURES