Form 10-Q
period 2001-09-30
EXCEL PROPERTIES LTD
filed 2001-10-30
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

    (1) Yes /x/  No / /

    (2) Yes /x/  No / /

EXCEL PROPERTIES, LTD.
INDEX TO FINANCIAL STATEMENTS

Page
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Balance Sheets September 30, 2001 (Unaudited) December 31, 2000	3
Statements of Income Three Months Ended September 30, 2001 (Unaudited) Three Months Ended September 30, 2000 (Unaudited) Nine Months Ended September 30, 2001 (Unaudited) Nine Months Ended September 30, 2000 (Unaudited)	4
Statements of Changes in Partners' Equity Nine Months Ended September 30, 2001 (Unaudited) Nine Months Ended September 30, 2000 (Unaudited)	5
Statements of Cash Flows Nine Months Ended September 30, 2001 (Unaudited) Nine Months Ended September 30, 2000 (Unaudited)	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II. OTHER INFORMATION	12

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	Sept. 30, 2001 (Unaudited)	December 31, 2000
ASSETS
Real estate:
Land	1,096,694	1,524,764
Buildings	1,823,017	2,821,843
Less: accumulated depreciation	(1,092,494)	(1,164,348)

Net real estate	1,827,217	3,182,259
Cash	1,337,267	265,054
Accounts receivable, less allowance for bad debts of $0 in 2001 and 2000, respectively	14,693	11,184
Notes receivable	935,854	1,121,859
Interest receivable and other assets	7,690	14,784

Total assets	$4,122,721	$4,595,140

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$275	$6,562
Other	—	27,850
Deferred rental income	5,875	15,514

Total liabilities	6,150	49,926

Partners' Equity:
General partner's equity	2,027	28,582
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding in 2001 and 2000, respectively	4,114,544	4,516,632

Total partners' equity	4,116,571	4,545,214

Total liabilities and partners' equity	$4,122,721	$4,595,140

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Base rent	$123,221	$134,724	$387,717	$395,335
Interest income	23,210	25,241	75,679	75,960

Total revenue	146,431	159,965	463,396	471,295

Expenses:
Depreciation	20,193	22,396	64,103	67,186
Bad debts	1,987	—	1,987	(26,968)
Office expenses	1,738	1,659	6,872	6,803
Administrative	2,700	3,316	8,100	8,716
Accounting and legal	2,321	2,065	30,608	22,386
Management fees	1,080	1,404	3,811	4,028

Total expenses	30,019	30,840	115,481	82,151

Income before real estate sales	116,412	129,125	347,915	389,144
Gain (Loss) on sale of real estate	(40,465)	—	128,694	—

Net income	$75,947	$129,125	$476,609	$389,144

Net income allocated to:
General partner	$961	$1,515	$5,407	$4,563
Limited partners	74,986	127,610	471,202	384,581

Total	$75,947	$129,125	$476,609	$389,144

Net income per weighted average limited partnership unit	$0.55	$0.96	$3.56	$2.88

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED

	Nine Months Ended September 30
	2001	2000
Balance at January 1	$4,585,124	$4,671,603
Net income	75,947	389,144
Partner distributions	(544,500)	(450,546)

Balance at September 30	$4,116,571	$4,610,201

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$476,609	$389,144
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	64,103	67,186
Provision for bad debts	—	—
Gain on sale of real estate	(128,693)	(26,968)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(3,722)	27,203
Interest receivable and other assets	(42,693)	(4,318)
Decrease in liabilities:
Accounts payable	(34,963)	(20,749)
Property taxes payable	—	(5,174)
Deferred rental income	(8,813)	(8,660)

Net cash provided by operating activities	321,828	417,664

Cash flows from investing activities:
Collection of notes receivable	129,045	20,204
Proceeds from real estate sales	1,526,591	—

Net cash provided by investing activities	1,655,636	20,204

Cash flows from financing activities:
Cash distributions	(905,251)	(450,546)

Net cash used by financing activities	(905,251)	(450,546)

Net increase (decrease) in cash	1,072,213	(12,678)
Cash at January 1	265,054	289,054

Cash at September 30	$1,337,267	$276,768

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

  Cash Deposits

  At September 30, 2001, the carrying amount of the Partnership's cash deposits total $854,894. The bank balances are $2,685,767 of which $200,000 is covered by federal depository insurance.

  Statement of Cash Flows—Supplemental Disclosure

  There was no interest or taxes paid for the nine months ended September 30, 2001 or 2000. The Partnership also had no noncash investing or financing transactions for the nine months ended September 30, 2001 or 2000.

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

2.  Fees Paid to General Partner

  The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 2001 and 2000:

	2001	2000
Management fees	$3,811	$4,028
Administrative fees	8,100	8,100
Accounting	4,860	4,860

3.  Sale of Property

  In April 2001, the Partnership sold a building in West Carrollton, Ohio that was on lease to Kindercare. The sale price for the building was $283,333. The Partnership recognized a gain of $148,869 on the sale. In September 2001, the Partnership sold two properties. The building in Columbus, Ohio was on lease to Southeast Education. The sale price for the building was $253,000. The Partnership recognized a gain of $123,289 on the sale. The building in Middleburg, Ohio was on lease to Moutain Jack's. The sales price was $900,000. The Partnership recognized a loss of $163,754 on the sale.

  Monthly base rents related to these properties was approximately $15,202. Proceeds from these sales were distributed to the partners of the Partnership.

  There were no property sales in the nine months ended September 30, 2000.

4.  Notes Receivable

  The Company had the following notes receivable at September 30, 2001 and December 31, 2000:

	2001	2000
Note from sale of building, interest only receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003	$720,104	$736,107
Note from the sale of land, interest at 10%. Due upon the occurrence of certain events.	165,750	165,750
Note from sale of building, payable in two installments of $25,000 plus 10% interest. Due November 2001.	50,000	—
Note from sale of building, receipts of $1,390 per month at 9% interest. Secured by building sold. Repaid in May 2001.	—	119,752
Note from sale of building, receipts of $1,004 per month at 8% interest. Secured by building sold. Repaid in February 2001.	—	100,250

Total notes receivable	$935,854	$1,121,859

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

  Minimum future rental revenue for the next five years for the commercial real estate currently owned and subject to noncancellable operating leases is as follows:

Year ending December 31,
2001, remaining three months	$90,730
2002	362,922
2003	340,634
2004	281,875
2005	227,524
Thereafter	235,431

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

Liquidity and Capital Resources

The Partnership has $1,337,267 in cash at September 30, 2001, with no debt on any of the properties it owns. In October 2001, the Partnership distributed accumulated cash to the partners in the amount of $1,100,000. The Partnership currently recognizes approximately $30,243 a month from rental revenue. Management anticipates that rental revenue should be enough to cover any Partnership and operating expenses. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

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

The Partnership has continued to distribute cash flows to the limited partners since 1989. Management anticipates that distributions from cash flows will continue in 2001. The distributions may be supplemented by proceeds from property sales or principal repayment of notes receivable, if any. If additional properties are sold or notes receivable are repaid, proceeds are distributed to the partners instead of reinvested, future income from the partnership is expected to decrease and thus distributions would also decrease. In 2001, proceeds from sales and principal repayments of notes receivable have been distributed to the partners instead of being reinvested.

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

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Base rent decreased $11,503 or 9% from the previous period primarily due to the sales of properties.

In September 2001, the company recognized a gain of $123,289 relating to the sale of a building formerly leased to Southeast Education in Columbus, Ohio. Also, in September 2001, the company recognized a loss of $163,754 relating to a sale of a building leased to Mountain Jack's in Middleburg, Ohio. There were no sales in the three months end September 30, 2000.

Overall operating expenses decreased by $821 from the three months ended September 30, 2001 to the three months ended September 30, 2000. Other expenses and other income did not vary significantly between the two accounting periods.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

Base rent did not significantly change from the previous year and decreased $7,618 or 2%.

In April 2001, the company recognized a gain of $148,869 relating to the sale of a building formerly leased to Kindercare, in West Carrollton, Ohio. In June 2001, the Company received $20,289 for the hold back on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2001. In September 2001, the company recognized a gain of $123,289 relating to the sale of a building formerly leased to Southeast Education in Columbus, Ohio. Also, in September 2001, the company recognized a loss of $163,754 relating to a sale of a building leased to Mountain Jack's in Middleburg, Ohio. There were no sales in the three months end September 30, 2000. There were no sales in the nine months end September 30, 2000.

Operating expenses increased by $33,330 or 41%. Accounting and legal expenses increased by $8,222 or 37% over 2000. The increase in accounting and legal expenses are largely attributable to amounts paid for legal matters related to the transfer and ownership of certain partnership units. Bad debt expense was $1,987 in 2001. In May 2000, $26,968 that was reserved for potential bad debt for a tenant, which was delinquent on their rents, was reversed when the tenant became current. Other expenses and other income did not vary significantly between the two accounting.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at September 30, 2001.

PART II. OTHER INFORMATION

    Items 1 through 5 have been omitted since no events occurred with respect to these items.

    Item 6. Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K

    The Partnership filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2001	EXCEL PROPERTIES, LTD. (Registrant)

	By:	/s/ GARY B. SABIN Gary B. Sabin, General Partner

	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Principal Accounting Officer

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