Form 10-K
period 2001-12-31
EXCEL PROPERTIES LTD
filed 2002-03-27
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001	Commission File Number: 33-2320
EXCEL PROPERTIES, LTD. (Exact name of registrant as specified in its charter)
CALIFORNIA (State or other jurisdiction of incorporation or organization)	87-0426335 (IRS Employer Identification Number)
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

(1)  Yes    /x/        No    / /

(1)  Yes    /x/        No    / /

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Excel Properties, Ltd., a California limited partnership (the "Partnership"), was organized to purchase commercial real estate properties for cash and to hold these assets for investment. The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation ("New Plan"), formerly known as Excel Realty Trust and Gary B. Sabin, an individual. The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances. In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation, (the "Company") began managing the assets of the Partnership when certain officers of New Plan resigned. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.

        Properties that have been acquired by the Partnership have been primarily subject to long-term triple-net leases. Such leases require the lessee to pay the prescribed minimum rental plus all costs and expenses associated with the operations and maintenance of the property. These expenses include real property taxes, property insurance, repairs and maintenance and similar expenses. Certain leases also provide some form of inflation hedge which calls for the minimum rent to be increased, based upon adjustments in the consumer price index, fixed rent escalation, or by receipt of a percentage of the gross sales of the tenant.

        The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its properties. The selling of the properties remaining could take several years as the Partnership attempts to maximize the sales price of each property. There can be no assurance that the general partners will be successful in selling the remaining properties or what price they can obtain. Additionally, the plans of the Partnership may change in the future.

ITEM 2. PROPERTIES

        The Partnership presently owns three properties as follows:

PARAGON RESTAURANT GROUP, INC.

        The Partnership owns one property operated as Mountain Jack's Restaurants, on lease to Paragon Steakhouse Restaurants, Inc. The company is headquartered in San Diego, California. Their trade names include Mountain Jack's and Hungry Hunter.

Mountain Jack's Restaurant—Lafayette, Indiana

        This property was acquired September 29, 1987 is located at 2411 State Road 26 East, Lafayette, Indiana. Lafayette is located between Chicago, Illinois to the north and Indianapolis, Indiana to the south. The property is situated on 1.72 acres, contains 8,274 gross square feet. The annual lease payment is the greater of $107,800 or 5% of the gross sales. The lease expires on September 28, 2005.

Autoworks—Bellevue, Nebraska

        This property was acquired on July 5, 1988 is located at a shopping center at 915 Fort Crook Road, Bellevue, Nebraska, a suburb of Omaha, Nebraska. The improvements consist of a free standing concrete block and glass building containing 4,870 square feet. The base minimum annual rent is $87,058 per year with scheduled rental increases occurring every third year of the lease based on increases in the Consumer Price Index not to exceed a 10% increase. The lease expires on July 5, 2008.

Ponderosa Restaurant—Ann Arbor, Michigan

        This property was acquired January 20, 1989, contains 5,034 square feet and is situated on approximately one acre located at 3354 East Washtenaw Street, Ann Arbor, Michigan. The lease calls for a minimum rent of $81,047 plus 6.5% of the annual gross sales in excess of the average annual sales for the years 1989 and 1990. The lease expires September 21, 2003.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

  A)
  A public market for the Partnership's units does not exist.

  B)
  As of December 31, 2001, there were 1,589 investors holding 135,199 units.

  C)
  The Partnership made its first cash flow distribution from operations in May 1987. Since that date, cash distributions have been made at the end of each calendar quarter through December 31, 2001. The Partnership expects to continue to make cash distributions on a quarterly basis in the future to the extent the Partnership continues to generate net cash flows.

PART II

ITEM 6. SELECTED FINANCIAL DATA

        The following information has been selected from the financial statements of the Partnership:

	2001	2000	1999	1998	1997
INCOME STATEMENT DATA
Total rental revenue	$493,522	$532,483	$598,103	$670,691	$827,221
Interest and other income	91,833	102,066	120,217	119,518	156,668
Operating expenses:
Property expenses	6,788	(21,612)	37,234	32,240	70,308
General and administrative	60,282	88,935	46,763	49,893	94,589
Depreciation	78,209	89,582	98,669	126,485	143,021
Net income before real estate sales	440,076	477,644	535,654	581,591	675,971
Gain on sale of real estate	727,913	—	389,300	99,986	84,373
Net income	$1,167,989	$477,644	$924,954	$681,577	$760,344
Per Unit Data:
Net income	8.64	3.49	6.77	4.71	5.45
Distributions	14.89	4.47	16.83	15.05	21.96
BALANCE SHEET DATA
Net real estate	1,852,504	3,182,259	3,271,841	4,452,546	5,777,802
Cash	917,409	265,054	289,446	412,033	444,616
Accounts receivable, net	12,584	11,184	2,222	8,998	19,897
Total assets	3,719,495	4,595,140	4,717,775	6,041,019	7,415,403
Total liabilities	19,294	49,926	46,172	19,369	37,333
Partners' equity	3,700,201	4,545,214	4,671,603	6,021,650	7,378,070

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

Comparison of year ended December 31, 2001 to year ended December 31, 2000.

        The net income of the Partnership increased by $690,345 in 2001 when compared to 2000. The differences in income and expenses are explained below.

        Rental revenue decreased by $38,961 or 7% to $493,522 in 2001 from $532,483 in 2000. The decrease in rental revenue was primarily attributed to the property sales in 2001. During 2001, the Partnership sold five properties. These properties accounted for $247,023 in rental revenue in 2000 as compared to $197,672 in 2001. There were no property sales in 2000.

        Interest income decreased $10,233 or 10% over 2000. This decrease was largely due to cash balances from proceeds relating to the 2000 property sales before the funds were distributed to the partners, and the decrease of interest rates paid on the bank accounts balances.

        Operating expenses decreased by $11,626 or 7% in 2001 from 2000. Of this, depreciation expense decreased by $11,373 or 13% due to property sales in 2001. Accounting and legal expenses decreased by $26,523 or 39% due to legal matters related to the transfer and ownership of certain partnership units in 2000. Bad debt expense increased by $28,955 as compared to 2000. The increase in bad debt expense relates to a reversal of expense in 2000 for rents collected that were previously written off. In 2001, the Partnership wrote off $1,987 in finance charges that was assessed in 2000. Other expenses and other income did not significantly change between the two accounting periods.

        Gains from sales of properties accounted for $727,913 of net income. In April 2001, the Partnership sold a building in West Carrollton, Ohio that was formerly on lease to Kindercare. The net sale price for the building was $283,333 and a $148,012 gain was recognized on the sale. In June 2001, the Company received $20,289 for the holdback on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2001. In September 2001, the Partnership sold two properties. The building in Columbus, Ohio was on lease to South Eastern Education. The sale prices was $253,000. The building in Middleberg, Ohio was on lease to Mountain Jack's. The sale price was $900,000. The Partnership recognized a gain of $123,231and $149,014, respectively, on the September sales. In December 2001, the Partnership sold two buildings that were on lease to Kindercare. The sale price on the building in Dayton, Ohio was $283,333.    The Partnership recognized a gain of $151,817 on the sale. The sale price on the building in Indianapolis, Indiana was $283,333.    The Partnership recognized a gain of $135,550 on the sale. There were no property sales in 2000.

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

Liquidity and Capital Resources

        The Partnership has $917,409 in cash at December 31, 2001, with no outstanding debt on any of the properties that it owns. In January 2002, the Partnership distributed accumulated cash to the partners in the amount of $750,000. The Partnership has income of approximately $23,543 per month from rental revenue. Also, management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

        The Partnership's primary source of cash is from rental of the three real estate properties currently owned. The Partnership may also sell properties which would provide cash for distribution. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant. The Partnership has the policy of paying quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the quarterly distributions to the limited partners.

        The Partnership has continued to distribute cash flows to the limited partners since 1989. The Partnership has been attempting to sell it properties and owns three remaining real estate properties. Although future distributions may be supplemented by proceeds from property sales or principal repayment of notes receivable, as additional properties are sold or notes receivable are repaid, proceeds will be distributed to the partners instead of reinvested, and future distributions are expected to decrease. Eventually, there may no longer be enough cash flows for distributions.

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

        Risk of Bankruptcy of Tenants.    The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property. Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease. If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease. If the tenant rejects the lease, the Partnership's claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim. The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years' lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years' lease payments). At December 31, 2001, the Company had no tenants under bankruptcy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Partnership is filing as part of this report, its financial statements which contain the following:

Page
1)	Report of Independent Accountants	F-2
2)	Balance Sheets
	December 31, 2001 and 2000	F-3
3)	Statements of Income
	Years Ended December 31, 2001, 2000 and 1999	F-4
4)	Statements of Changes in Partners' Equity
	Years Ended December 31, 2001, 2000 and 1999	F-5
5)	Statements of Cash Flows
	Years Ended December 31, 2001, 2000 and 1999	F-6
6)	Notes to Financial Statements	F-7
7)	Financial Statement Schedules:
II — Valuation and Qualifying Accounts
	Years Ended December 31, 2001, 2000 and 1999	F-11
III — Real Estate and Accumulated Depreciation
	December 31, 2001	F-12

PART III

ITEM 10. GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

        The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation ("New Plan"), and Gary B. Sabin. In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation, ("the Company") began managing the assets of the Partnership when certain officers of New Plan resigned. Neither Gary B. Sabin nor the executive officers of the company receive compensation from the Partnership. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest. The General Partner and the officers and employees of the Company spend such time in the administration of Partnership affairs to the extent deemed necessary.

        The names, ages and positions of responsibility held by the executive officers of the Company who spend time in the Partnership affairs are as follows:

Name	Age	Position
Gary B. Sabin	47	President and Co-chairman of the Board
Graham R. Bullick, Ph.D	51	President and Chief Operating Officer
Richard B. Muir	46	Vice Chairman and Director
Mark T. Burton	41	Senior Vice President
James Y. Nakagawa	36	Chief Financial Officer
S. Eric Otteson	46	Senior Vice President
John Visconsi	57	Senior Vice President

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

        Graham R. Bullick, Ph.d. has served as President and Chief Operating Officer of our Company since September 2001. Mr. Bullick served as Senior Vice President BB Capital Markets of the Company since November 1999 and in the same position with Excel Legacy since its formation. Mr. Bullick served as Senior Vice President BB Capital Markets of Excel Realty Trust and then New Plan Excel from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a Director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

        Richard B. Muir has served as Vice Chairman of the Company since September 2001 and Executive Vice President, Secretary and Director of New Plan and/or the Company since January 1989. Mr. Muir has worked extensively in the field of commercial real estate, developing expertise in real estate acquisition, property management, leasing and project financing.

        Mark T. Burton has served as Vice President of New Plan and /or the Company since January 1989 and as a Senior Vice President since January 1996. Mr. Burton's duties for the Company primarily consist of the evaluation and selection of property acquisitions and dispositions. Mr. Burton has served in various capacities with other affiliated companies since 1984.

        James Y. Nakagawa has served as Chief Financial Officer of the Company since October 1998. Prior to March 1998 to October 1998, Mr. Nakagawa served as Controller of the Company since its formation. Mr. Nakagawa served as Controller of New Plan from September 1994 to April 1999. Prior to joining New Plan, Mr. Nakagawa as a manager at Coopers & Lybrand LLP. He is a certified public accountant.

        S. Eric Otteson has served as Senior Vice President, General Counsel and Assistant Secretary since the Company's formation. Mr. Otteson served as Senior Vice President—Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999. Mr. Otteson also served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998. From 1987 to 1995, he was a senior partner in a San Diego law firm.

        John A. Visconsi has served as Legacy's Senior Vice President -Leasing/Asset Management since May 1999. Mr. Visconsi served as Vice President—Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999. He also served as Senior Vice President of Price Enterprises from January 1994 to March 1995. From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Ernest W. Hahn, Inc.

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

Title of Class	Beneficial Owner	Number of Units	Percent of Units at 12/31/01
Units of Limited
Partnership Interest	Gary B. Sabin	None	None
Units of Limited
Partnership Interest	Price Legacy Corporation	853	0.630%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The table below reflects compensation paid to the Company, or their affiliates during the years ended December 31, 2001, 2000, and 1999:

Description	2001	2000	1999
Management fees	$4,801	$5,356	$6,019
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)
  Documents filed as part of this report:

    (1)(2)    Financial statements under Item 8 in Part II hereof.

    (3)    Exhibits: None

  (B)
  Reports on Form 8-K

    No reports on Form 8-K have been filed during the past year.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002	Excel Properties, Ltd. (Registrant)
	By:	/s/ GARY B. SABIN
Gary B. Sabin General Partner
	By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa Principal Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Page
1. FINANCIAL STATEMENTS:
Report of Independent Accountants—Squire & Company, PC.	F-2
Balance Sheets
December 31, 2001 and 2000	F-3
Statements of Income
Years Ended December 31, 2001, 2000 and 1999	F-4
Statements of Changes in Partners' Equity
Years Ended December 31, 2001, 2000 and 1999	F-5
Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999	F-6
Notes to Financial Statements	F-7
2. FINANCIAL STATEMENT SCHEDULES:
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999	F-11
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2001	F-12

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Excel Properties, Ltd.

        We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 2001 and 2000, and the related statements of income, changes in partners= equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

SQUIRE & COMPANY PC

January 28, 2002
Orem, Utah

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
ASSETS
Real estate:
Land	$979,270	$1,524,764
Buildings	1,549,025	2,821,843
Less: accumulated depreciation	(675,791)	(1,164,348)

Net real estate	1,852,504	3,182,259
Cash	917,409	265,054
Accounts receivable, less allowance for bad debts of $0 in 2001 and 2000	12,584	11,184
Notes receivable	930,290	1,121,859
Interest receivable	6,596	12,291
Other assets	112	2,493

Total assets	$3,719,495	$4,595,140

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$18,677	$6,562
Other	617	27,850
Deferred rental income	—	15,514

Total liabilities	19,294	49,926

Partners' Equity:
General partner's equity	20,914	28,582
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding	3,679,287	4,516,632

Total partners' equity	3,700,201	4,545,214

Total liabilities and partners' equity	$3,719,495	$4,595,140

The accompanying notes are an integral part of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Revenue:
Base rent	$493,522	532,483	$598,103
Interest and other income	91,833	102,066	120,217

Total revenue	585,355	634,549	718,320

Operating Expenses:
Depreciation	78,209	89,582	98,669
Accounting and legal	41,235	67,758	25,696
Administrative	10,800	10,800	10,800
Office expenses	8,247	10,377	10,267
Management fees	4,801	5,356	6,019
Bad debts	1,987	(26,968)	30,999
Property taxes	—	—	216

Total operating expenses	145,279	156,905	182,666

Net income before real estate sales	440,076	477,644	535,654
Gain—sales of real estate	727,913	—	389,300

Net income	$1,167,989	$477,644	$924,954

Net income allocated to:
General partner	$12,462	$5,672	10,236
Limited partners	1,155,527	471,972	914,718

Total	$1,167,989	$477,644	$924,954

Net income per weighted average limited partnership unit	$8.64	$3.49	$6.77

The accompanying notes are an integral part of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY

For the Years Ended December 31, 2001, 2000, and 1999

	General Partners	Limited Partners	Total
Balance at January 1, 1999	41,464	5,980,186	6,021,650
Net income—1999	10,236	914,718	924,954
Partner distributions—1999	(22,750)	(2,252,251)	(2,275,001)

Balance at December 31, 1999	28,950	4,642,653	4,671,603
Net Income—2000	5,672	471,972	477,644
Partner distributions—2000	(6,040)	(597,993)	(604,033)

Balance at December 31, 2000	28,582	4,516,632	4,545,214
Net Income—2001	12,462	1,155,527	1,167,989
Partner distributions—2001	(20,130)	(1,992,872)	(2,013,002)

Balance at December 31, 2001	$20,914	$3,679,287	$3,700,201

The accompanying notes are an integral part of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000, and 1999

	2001	2000	1999
Cash flows from operating activities:
Net income	$1,167,989	$477,644	$924,954
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	78,209	89,582	98,669
Allowance for doubtful accounts	—	(26,968)	30,999
Gain on sale of real estate	(727,913)	—	(389,300)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,400)	18,006	(24,223)
Interest receivable	5,695	(6,654)	96
Other assets	2,381	(2,493)	2,605
Increase (decrease) in liabilities:
Accounts payable	(15,118)	12,184	19,137
Property taxes payable	—	(5,174)	5,174
Deferred rental income	(15,514)	(3,256)	2,492

Net cash provided by operating activities	494,329	552,871	670,603

Cash flows from investing activities:
Proceeds from real estate sales	1,929,459	—	1,471,336
Collection of notes receivable	241,569	26,770	10,475

Net cash provided by investing activities	2,171,028	26,770	1,481,811

Cash flows from financing activities:
Cash distributions	(2,013,002)	(604,033)	(2,275,001)

Net cash used by financing activities	(2,013,002)	(604,033)	(2,275,001)

Net increase (decrease) in cash	652,355	(24,392)	(122,587)
Cash at beginning of year	265,054	289,446	412,033

Cash at end of year	$917,409	$265,054	$289,446

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

  Cash Deposits

        At December 31, 2001, the carrying amount of the Partnership's cash deposits total $917,409. The bank balances are $1,018,542 of which $200,000 which is covered by federal depository insurance.

  Statement of Cash Flows—Supplemental Disclosure

        There was no interest or taxes paid for the years ended December 31, 2001, 2000, or 1999. The Partnership issued a note receivable as part of a sale of real estate during the year ended December 31, 2001. The Partnership had no noncash investing or financing transactions in 2000, or 1999.

  Income Taxes

        The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.

  Accounts Receivable

        All net accounts receivable are deemed to be collectible within the next 12 months.

  Financial Statement Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

        Certain reclassifications have been made to the financial statements for the years ended December 31, 1999 and 1998 in order to conform with the current period presentation.

2.    Financial Statement and Tax Return Differences

        The Partnership had the following differences between the financial statements and the Partnership tax return.

	2001	2000	1999
Net income:
Financial statements	$1,167,989	477,644	$924,954
Tax returns	1,176,228	454,216	956,554

Difference	$(8,239)	$23,428	$(31,600)

Difference is due to:
Allowance for bad debts	$—	$30,999	$(30,999)
Deferred gain—sale of building	(8,239)	(7,571)	(601)

	$(8,239)	$23,428	(31,600)

Partners' equity:
Financial statements	$3,700,201	$4,545,214	$4,671,603
Tax returns	4,924,036	5,760,809	5,910,596

Difference	$(1,223,835)	$(1,215,595)	$(1,238,993)

Difference is due to:
Syndication costs	$(1,496,818)	$(1,496,818)	$(1,496,818)
Allowance for bad debts	—	—	(30,999)
Deferred gain on sale of building	272,983	281,223	288,793
Distributions payable	—	—	31

	$(1,223,835)	$(1,215,595)	$(1,238,993)

3.    Fees Paid to General Partner:

        The Partnership has paid the General Partner or its affiliates the following fees:

	2001	2000	1999
Management fees	$4,801	$5,356	$6,019
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

4.    Notes Receivable:

        The Company had the following notes receivable at December 31, 2001 and 2000:

	2001	2000
Note from the sale of land, interest at 10%. Secured by land sold. Currently due.	$165,750	$165,750
Note from sale of building, receipts of $1,390 per month at 9% interest. Secured by building sold. Repaid May 2001.	—	119,752
Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	714,540	736,107
Note from sale of building, receipts of $1,004 per month at 8% interest. Secured by building sold. Repaid in February 2001.	—	100,250
Note from sale of building. Due December 2002. Interest at 10% interest.	50,000	—

Total notes receivable	$930,290	$1,121,859

5.    Minimum Future Rentals:

        The Company leases single-tenant buildings to tenants under noncancelable operating leases requiring the greater of fixed or percentage rents. The leases are primarily triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities. Minimum future rental revenue for the next four years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

Year ending December 31, 2001
2002	$282,516
2003	221,199
2004	107,800
2005	80,251

6.    Real Estate:

        During 2001, the Partnership sold five properties. In April 2001, the Partnership sold a building in West Carrollton, Ohio that was formerly on lease to Kindercare. The net sale price for the building was $283,333 and a $148,012 gain was recognized on the sale. In June 2001, the Company received $20,289 for the holdback on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2001. In September 2001, the Partnership sold a two properties. The building in Columbus, Ohio was on lease to South Eastern Education. The sale prices was $253,000. The Partnership recognized a gain of $123,231 on the sale. The building in Middleberg, Ohio was on lease to Mountain Jack's. The sale price was $900,000. The Partnership recognized a gain of $149,014 on the sale. In December 2001, the Partnership sold two buildings that were on lease to Kindercare. The sale price on the building in Dayton, Ohio was $283,333. The Partnership recognized a gain of $151,817 on the sale. The sale price on the building in Indianapolis, Indiana was $283,333.    The Partnership recognized a gain of $135,550 on the sale. There were no property sales during 2000.

        The following unaudited Pro Forma Condensed Statements of Income have been presented as if all the property dispositions that occurred in the past three years had occurred on January 1, 1999. This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 1999.

	For the Year Ended December 31,
	Company Pro forma
	2001	2000	1999
Rental Revenue:	$301,556	$276,579	$266,103
Other revenue:	91,833	102,066	120,217
Operating expenses:	(112,979)	(113,936)	(130,963)

Operating Income:	$280,410	$264,709	$255,357

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

EXCEL PROPERTIES, LTD.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

		Additions	Deductions
Description	Balance at Beginning of Year	Charged to Expense	Description	Amount	Balance at End of Year
Year ended December 31, 2001:
Allowance for bad debts	$0	$1,987	Written-off bad debts	$1,987	$0

Year ended December 31, 2000:
Allowance for bad debts	$30,999	$(26,968)	Recovery of Previously Written-off bad debts	$4,031	$0

Year ended December 31, 1999:
Allowance for bad debts	$0	$30,999	Write-off of Reserves	$30,999

EXCEL PROPERTIES, LTD.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2001

				Cost Capitalized Subsequent to Acquisition
					Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income Statements is Computed
		Initial Cost
Description	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total (a)(b)	Accumulated Depreciation (c)	Date Acquired
Paragon Restaurant:
Lafayette, Indiana	—	324,029	756,068		324,029	756,068	1,080,097	343,030	1987	31.5 years
Autoworks:
Omaha, Nebraska	—	275,432	413,148		275,432	413,148	688,580	176,517	1988	31.5 years
Ponderosa:
Ann Arbor, Michigan	—	379,809	379,809		379,809	379,809	759,618	156,244	1989	31.5 years

	$—	$979,270	$1,549,025	$—	$979,270	$1,549,025	$2,528,295	$675,791

(a)
Also represents cost for federal income tax purposes.

(b)
Reconciliation of total real estate carrying value for the three years ended December 31, 2001 is as follows:

	2001	2000	1999
Balance at beginning of year	$4,346,607	$4,346,607	$5,652,631
Acquistions	—	—
Cost of property sold	(1,818,312)	—	(1,306,024)

Balance at end of year	$2,528,295	$4,346,607	$4,346,607

(c)
Reconciliation of accumulated depreciation for the three years ended December 31, 2001 is as follows:

	2001	2000	1999
Balance at beginning of year	$1,164,348	$1,074,766	$1,200,084
Expense	78,209	89,582	98,669
Deletions	(566,766)	—	(223,987)

Balance at end of year	$675,791	$1,164,348	$1,074,766

QuickLinks

PART I
PART II
PART III
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
EXCEL PROPERTIES, LTD. BALANCE SHEETS December 31, 2001 and 2000
EXCEL PROPERTIES, LTD. STATEMENTS OF INCOME For the Years Ended December 31, 2001, 2000, and 1999
EXCEL PROPERTIES, LTD. STATEMENTS OF CHANGES IN PARTNERS' EQUITY For the Years Ended December 31, 2001, 2000, and 1999
EXCEL PROPERTIES, LTD. STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2001, 2000, and 1999
EXCEL PROPERTIES, LTD. NOTES TO FINANCIAL STATEMENTS
EXCEL PROPERTIES, LTD. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999