Form 10-Q
period 2002-03-31
EXCEL PROPERTIES LTD
filed 2002-05-03
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
March 31, 2002	33-2320
EXCEL PROPERTIES, LTD. (Exact name of registrant as specified in its charter)
CALIFORNIA (State or other jurisdiction of incorporation or organization)	87-0426335 (IRS Employer Identification Number)
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

(1)  Yes  ☒        No  ☐

(2)  Yes  ☒        No  ☐

EXCEL PROPERTIES LTD.

INDEX TO FINANCIAL STATEMENTS

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements:
	Balance Sheets
	March 31, 2002 (Unaudited) December 31, 2001	3
	Statements of Income
	Three Months Ended March 31, 2002 (Unaudited) Three Months Ended March 31, 2001 (Unaudited)	4
	Statements of Changes in Partners' Equity
	Three Months Ended March 31, 2002 (Unaudited) Three Months Ended March 31, 2001 (Unaudited).	5
	Statements of Cash Flows
	Three Months Ended March 31, 2002 (Unaudited) Three Months Ended March 31, 2001 (Unaudited).	6
	Notes to Financial Statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II. OTHER INFORMATION		12

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate:
Land	$979,270	$979,270
Buildings	1,549,025	1,549,025
Less: accumulated depreciation	(688,085)	(675,791)

Net real estate	1,840,210	1,852,504
Cash	216,125	917,409
Accounts receivable, less allowance for bad debts of $0 in both 2002 and 2001	8,988	12,584
Notes receivable	924,607	930,290
Interest receivable	5,718	6,596
Other assets	—	112

Total assets	$2,995,648	$3,719,495

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$489	$18,677
Other	1,550	617

Total liabilities	2,039	19,294

Partners' Equity:
General partner's equity	13,971	20,914
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding in 2002 and 2001, respectively.	2,979,638	3,679,287

Total partners' equity	2,993,609	3,700,201

Total liabilities and partners' equity	$2,995,648	$3,719,495

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended March 31,
	2002	2001
Revenue:
Base rent	$67,032	$136,849
Interest and other income	19,230	30,140

Total revenue	86,262	166,989
Operating Expenses:
Accounting and legal	24,679	36,229
Depreciation	12,294	22,396
Administrative	2,700	2,700
Office expenses	2,473	1,327
Management fees	706	1,460

Total operating expenses	42,852	64,112

Net income	$43,410	$102,877

Net income allocated to:
General partner	$557	$1,253
Limited partners	42,853	101,624

Total	$43,410	$102,877

Net income per weighted average limited partnership unit	$0.32	$0.76

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED

	Three Months Ended March 31,
	2002	2001
Balance at January 1	$3,700,201	$4,545,214
Net income	43,410	102,877
Partner distributions	(750,002)	(138,000)

Balance at March 31	$2,993,609	$4,510,091

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$43,410	$102,877
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	12,294	22,396
Changes in operating assets and liabilities:
Decrease in assets:
Accounts receivable	3,597	8,469
Interest receivable and other assets	988	5,314
Decrease in liabilities:
Accounts payable	(17,254)	(7,237)
Property taxes payable	—	—
Deferred rental income	—	(5,403)

Net cash provided by operating activities	43,035	126,416

Cash flows from investing activities:
Collection of notes receivable	5,683	106,959

Net cash provided by investing activities	5,683	106,959

Cash flows from financing activities:
Cash distributions	(750,002)	(138,000)

Net cash used by financing activities	(750,002)	(138,000)

Net increase in cash	(701,284)	95,375
Cash at January 1	917,409	265,054

Cash at March 31	$216,125	$360,429

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED

1.  Summary of Significant Accounting Policies:

        The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the December 31, 2001 Form 10-K.

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

Cash Deposits

        At March 31, 2002, the carrying amount of the Partnership's cash deposits total $216,125. The bank balances are $552,332 of which $200,000 is covered by federal depository insurance.

Statement of Cash Flows—Supplemental Disclosure

        There was no interest or income taxes paid for the three months ended March 31, 2002 or 2001. The Partnership also had no noncash investing or financing transactions for the three months ended March 31, 2002 or 2001.

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

2.  Fees Paid to General Partner

        The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 2002 and 2001:

	2002	2001
Administrative fees	$2,700	$2,700
Accounting	1,620	1,620
Management fees	706	1,460

3.  Notes Receivable

        The Partnership had the following notes receivable at March 31, 2002 and December 31, 2001:

Note from the sale of land, interest at 10%. Secured by land sold. Currently due.	$165,750	$165,750
Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	708,857	714,540
Note from sale of building. Due December 2002. Interest at 10% interest.	50,000	50,000

Total notes receivable	$924,607	$930,290

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

        Minimum future rental revenue for the next four years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

Year ending December 31,
2002, remaining nine months	$211,877
2003	221,199
2004	107,800
2005	80,251

5.  Sale of Property

        There were no property sales in 2002 and 2001.

        The following unaudited Pro Forma Condensed Statements of Income have been presented as if all the property dispositions that occurred since January 1, 2001 had occurred on January 1, 2001. This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 2001.

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	Actual	Proforma
Rental Revenue:	$67,032	$70,629
Other revenue:	19,230	30,140
Operating expenses:	(42,852)	(56,415)

Net Income:	$43,410	$44,354

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

Liquidity and Capital Resources

        The Partnership has $216,125 in cash at March 31, 2002, with no debt on any of the properties it owns. The Partnership currently has approximately $23,543 a month from rental revenue. Management does not expect the Partnership to incur significant operational expenses as the Partnership properties are subject to triple-net leases.

        The Partnership's primary source of cash is from rental of the three real estate properties currently owned. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant. The Partnership may sell one or more of its properties which would provide cash for distribution. The Partnership has historically paid the quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. In 2002, the Partnership adopted a policy of paying distributions from operating cash flows annually instead of quarterly distributions, as only three properties remain. The Partnership may pay additional distributions if it receives cash from a significant capital event. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the distributions to the limited partners.

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

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

        Base rent decreased $69,818 or 51% from the previous year. The net decrease was primarily due to property sales in 2001. These properties accounted for approximately $66,220 in rental revenue in the first three months of 2001.

        In the three months ended March 31, 2002 to the three months ended March 31, 2001, operating expenses decreased by $21,259 or 33%. Depreciation expense decreased by $10,102 or 45% due to property sales in 2001. Accounting and legal expenses decreased by $11,550 or 32% in the first quarter of 2002 as compared to the first quarter of 2001. The decrease in accounting and legal expenses are largely attributable to amounts paid for legal matters related to the transfer and ownership of certain partnership units in 2001. Property management fees decreased by $753 or 52% as a result of property sales in 2001. Overall, other expenses and other income did not significantly vary between the two periods.

Certain Cautionary Statements

        Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the Partnership's market effect on property sales, reliance on tenants, and environmental risks. These factors are discussed in greater detail under the caption "Certain Cautionary Statements" in the Partnership's annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at March 31, 2002.

PART II. OTHER INFORMATION

        Items 1 through 5 have been omitted since no events occurred with respect to these items.

        Item 6.  Exhibits and Reports on Form 8-K

    (a)
    Exhibits: None.

    (b)
    Reports on Form 8-K

      The Partnership filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2002	EXCEL PROPERTIES, LTD. (Registrant)
	By:	/s/ GARY B. SABIN Gary B. Sabin General Partner
	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Principal Accounting Officer

QuickLinks

EXCEL PROPERTIES LTD. INDEX TO FINANCIAL STATEMENTS
EXCEL PROPERTIES, LTD. BALANCE SHEETS
EXCEL PROPERTIES, LTD. STATEMENTS OF INCOME—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CASH FLOWS—UNAUDITED
EXCEL PROPERTIES, LTD. NOTES TO FINANCIAL STATEMENTS—UNAUDITED
PART II. OTHER INFORMATION
SIGNATURES