Form 10-Q
period 2002-06-30
EXCEL PROPERTIES LTD
filed 2002-08-13
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
June 30, 2002	33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	87-0426335 (IRS Employer Identification Number)

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

(1) Yes ☒ No ☐

(2) Yes ☒ No ☐

INDEX TO FINANCIAL STATEMENTS

	Page
PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements:
	Balance Sheets June 30, 2002 (Unaudited) December 31, 2001	3
	Statements of Income Three Months Ended June 30, 2001 (Unaudited) Six Months Ended June 30, 2002 (Unaudited) Six Months Ended June 30, 2001 (Unaudited)	4
	Statements of Changes in Partners' Equity Six Months Ended June 30, 2002 (Unaudited) Six Months Ended June 30, 2001 (Unaudited)	5
	Statements of Cash Flows Six Months Ended June 30, 2002 (Unaudited) Six Months Ended June 30, 2001 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II.	OTHER INFORMATION	14

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate:
Land	$979,270	$979,270
Buildings	1,549,025	1,549,025
Less: accumulated depreciation	(700,379)	(675,791)

Net real estate	1,827,916	1,852,504
Cash	299,680	917,409
Accounts receivable, less allowance for bad debts of $0 in both 2002 and 2001	8,988	12,584
Notes receivable	918,802	930,290
Interest receivable	6,994	6,596
Other assets	838	112

Total assets	$3,063,218	3,719,495

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$236	$18,677
Other	230	617

Total liabilities	466	19,294

Partners' Equity:
General partner's equity	14,785	20,914
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding in 2002 and 2001, respectively	3,047,967	3,679,287

Total partners' equity	3,062,752	3,700,201

Total liabilities and partners' equity	$3,063,218	$3,719,495

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Base rent	$70,629	$127,647	137,661	$264,496
Interest income	17,783	22,329	37,013	52,469

Total revenue	88,412	149,976	174,674	316,965

Expenses:
Depreciation	12,294	21,514	24,588	43,910
Office expenses	3,281	3,419	5,574	4,458
Administrative	2,700	2,700	5,400	5,400
Accounting and legal	2,849	(7,941)	27,527	28,288
Management fees	706	1,272	1,413	2,732
Other property expenses	(2,561)	386	(2,381)	674

Total expenses	19,269	21,350	62,121	85,462

Income before real estate sales	69,143	128,626	112,553	231,503
Gain—sale of real estate	—	169,158	—	169,158

Net income	$69,143	$297,784	$112,553	$400,661

Net income allocated to:
General partner	$814	$3,193	$1,371	$4,446
Limited partners	68,329	294,591	111,182	396,215

Total	$69,143	$297,784	$112,553	$400,661

Net income per weighted average limited partnership unit	$0.51	$2.20	$0.83	$2.96

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED

	Six Months Ended June 30,
	2002	2001
Balance at January 1	$3,700,201	$4,545,214
Net income	112,553	400,661
Partner distributions	(750,002)	(360,751)

Balance at June 30	$3,062,752	$4,585,124

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS—UNAUDITED

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$112,553	$400,661
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	24,588	43,910
Gain on sale of real estate	—	(169,158)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,596	7,657
Interest receivable and other assets	(844)	6,754
Decrease in liabilities:
Accounts payable	(19,108)	134,982
Deferred rental income	—	(5,403)

Net cash provided by operating activities	120,785	419,403

Cash flows from investing activities:
Proceeds from real estate sales	—	300,632
Collection of notes receivable	11,488	230,556

Net cash provided by investing activities	11,488	531,188

Cash flows from financing activities:
Cash distributions	(750,002)	(360,751)

Net cash used by financing activities	(750,002)	(360,751)

Net increase in cash	(617,729)	589,840
Cash at January 1	917,409	265,054

Cash at June 30	$299,680	$854,894

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

The Partnership reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts.

Cash Deposits

At June 30, 2002, the carrying amount of the Partnership's cash deposits total $299,680. The bank balances are $606,219 of which $200,000 is covered by federal depository insurance.

Statement of Cash Flows—Supplemental Disclosure

There was no interest or income taxes paid for the six months ended June 30, 2002 or 2001. The Partnership also had no noncash investing or financing transactions for the six months ended June 30, 2002 or 2001.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes. The tax effects of its activities accrue directly to the partners.

Accounts Receivable

All net accounts receivable are deemed to be collectlzle within the next 12 months.

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

Recognition of revenue is dependent upon the quality and ability of the tenants to pay their rent in a timely manner. Rental revenues include minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases. Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the Partnership no longer has continuing involvement in the asset.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. The Partnership adopted this standard on January 1, 2001 and it did not have a significant impact on the financial statements.

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. The Partnership adopted this statement but had no discontinued operations in 2002.

2. Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 2002 and 2001:

	2002	2001
Management fees	$1,413	$2,732
Administrative fees	5,400	5,400
Accounting	3,240	3,240

3. Notes Receivable

The Partnership had the following notes receivable at June 30, 2002 and December 31, 2001:

Note from the sale of land. Secured by land. Currently due.	$165,750	$165,750
Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	703,052	714,540
Note from sale of building. Due December 2002. Interest at 10% interest.	50,000	50,000

Total notes receivable	$918,802	$930,290

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

Minimum future rental revenue for the next four years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

Year ending December 31,
2002, remaining six months	$141,258
2003	221,199
2004	107,800
2005	80,251

5. Sale of Property

In April 2001, the Partnership sold a building in West Carrollton, Ohio that was on lease to Kindercare. The sale price for the building was $283,333. The Partership recognized a gain of $148,869 on the sale.

There were no property sales in the six months ended June 30, 2002.

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

Critical Accounting Policies and Estimates

General

The financial statements including in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes. The Partnership believes that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in the Form 10-K for 2001 and this Form 10-Q.

Revenue Recognition

Recognition of revenue is dependent upon the quality and ability of the tenants to pay their rent in a timely manner. Rental revenues include minimum annual rentals, adjusted for the straight-line method for recognition of fixed future increases. Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the Partnership no longer has continuing involvement in the asset.

Real Estate Assets

Real estate assets are recorded at historical costs and adjusted for recognition of impairment losses. Buildings are depreciated using the straight-line method over the tax life of 31.5 years. The tax life does not differ materially from the economic useful life. Expenditures for maintenance and repairs are charged to expense as incurred. Significant renovations are capitalized. The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition. Gains and losses arising from dispositions are reported as income or expense.

The Partnership reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered. We consider assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts.

Derivative Instruments and Hedging Activities

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in 1999 they voted to delay the effective date of this SFAS by one year. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. The Partnership adopted this standard on January 1, 2001 and it did not have a significant impact on the financial statements.

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. The Partnership adopted this statement but had no discontinued operations in 2002.

Liquidity and Capital Resources

The Partnership has $299,680 in cash at June 30, 2002, with no debt on any of the properties it owns. The Partnership currently has approximately $23,543 a month from rental revenue. Management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

The Partnership's primary source of cash is from rental of the three real estate properties currently owned. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant. The Partnership may sell one or more of its properties which would provide cash for distribution. Prior to 2002, the Partnership has paid quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. In 2002, the Partnership adopted a policy of paying distributions from operating cash flows annually instead of quarterly distributions, as only three properties remain. The Partnership may pay additional distributions if it receives cash from a significant capital event. Therefore, if expenses were to increase or revenue were to decrease, the Partnership would decrease the distributions to the limited partners.

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

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Base rent decreased $57,018 or 45% from the previous year. The net decrease was primarily due to the property sales in 2001. These properties accounted for approximately $57,018 in rental revenue in the second quarter of 2001.

Overall operating expenses decreased by $2,081 from the three months ended June 30, 2002 to the three months ended June 30, 2001. Depreciation expense decreased $9,220 or 43% and management fee expenses decreased $566 or 45% from three months ended June 30, 2002 to the three months ended June 30, 2001. These decreases are attributable to the property sales in 2001. Property insurance decreased by $2,947 as the company received a prorated credit for properties sold in 2001. Accounting and legal expenses increased by $10,790 over 2001. The increase in accounting and legal expenses are largely attributable to an accrual of legal expenses, which was reversed in April 2001. Other expenses and other income did not vary significantly between the two accounting periods.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Base rent decreased $126,835 or 48% from the previous year. The net decrease was primarily due to the property sales in 2001. These properties accounted for approximately $123,239 in rental revenue in the second half of 2001.

Operating expenses decreased by $23,339 or 27%.    Depreciation expense decreased $19,322 or 44% and management fee expenses decreased $1,319 or 48% from six months ended June 30, 2002 to the six months ended June 30, 2001. These decreases are attributable to the property sales in 2001. Property insurance decreased by $3,054 as the company received a prorated credit for properties sold in 2001. Other expenses and other income did not vary significantly between the two accounting.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at June 30, 2002.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6. Exhibits and Reports on Form 8-K

  (a)    99.1    Certification of the General Partner in accordance with the Sarbanes-Oxley Act of 2002.

          99.2    Certification of the Principal Accounting Officer in accordance with the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K

          The Partnership filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	EXCEL PROPERTIES, LTD. (Registrant)

	By:	/s/ GARY B. SABIN Gary B. Sabin General Partner

	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Principal Accounting Officer

QuickLinks

INDEX TO FINANCIAL STATEMENTS
EXCEL PROPERTIES, LTD. BALANCE SHEETS
EXCEL PROPERTIES, LTD. STATEMENTS OF INCOME—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CASH FLOWS—UNAUDITED
EXCEL PROPERTIES, LTD. NOTES TO FINANCIAL STATEMENTS—UNAUDITED
SIGNATURES