Form 10-Q
period 2002-09-30
EXCEL PROPERTIES LTD
filed 2002-11-06
CIK 785932

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
September 30, 2002	33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	87-0426335 (IRS Employer Identification Number)

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

(1) Yes ☒ No ☐

(2) Yes ☒ No ☐

EXCEL PROPERTIES, LTD.
INDEX TO FINANCIAL STATEMENTS

		Page
PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements:
	Balance Sheets September 30, 2002 (Unaudited) December 31, 2001	3
	Statements of Income Three Months Ended September 30, 2002 (Unaudited) Three Months Ended September 30, 2001 (Unaudited) Nine Months Ended September 30, 2002 (Unaudited) Nine Months Ended September 30, 2001 (Unaudited)	4
	Statements of Changes in Partners' Equity Nine Months Ended September 30, 2002 (Unaudited) Nine Months Ended September 30, 2001 (Unaudited)	5
	Statements of Cash Flows Nine Months Ended September 30, 2002 (Unaudited) Nine Months Ended September 30, 2001 (Unaudited)	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II.	OTHER INFORMATION	13

EXCEL PROPERTIES, LTD.
BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Real estate:
Land	979,270	979,270
Buildings	1,549,025	1,549,025
Less: accumulated depreciation	(712,672)	(675,791)

Net real estate	1,815,623	1,852,504
Cash	386,282	917,409
Accounts receivable, less allowance for bad debts of $0 in 2002 and 2001, respectively	8,989	12,584
Notes receivable	862,873	930,290
Interest receivable and other assets	8,560	6,708

Total assets	$3,082,327	$3,719,495

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable:
Affiliates	$630	$18,677
Other	—	617

Total liabilities	630	19,294

Partners' Equity:
General partner's equity	15,098	20,914
Limited partners' equity, 235,308 units authorized, 135,199 units issued and outstanding in 2002 and 2001, respectively.	3,066,599	3,679,287

Total partners' equity	3,081,697	3,700,201

Total liabilities and partners' equity	$3,082,327	$3,719,495

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.
STATEMENTS OF INCOME—UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Base rent	$70,629	$123,221	$208,290	$387,717
Interest income	17,988	23,210	55,001	75,679

Total revenue	88,617	146,431	263,291	463,396

Expenses:
Bad debts	50,000	1,987	50,000	1,987
Depreciation	12,294	20,193	36,882	64,103
Administrative	2,700	2,700	8,100	8,100
Accounting and legal	2,688	2,321	30,215	30,608
Office expenses	1,284	1,738	4,477	6,872
Management fees	706	1,080	2,119	3,811

Total expenses	69,672	30,019	131,793	115,481

Income before real estate sales	18,945	116,412	131,498	347,915
Gain (loss) on sale of real estate	—	(40,465)	—	128,694

Net income	$18,945	$75,947	$131,498	$476,609

Net income allocated to:
General partner	$312	$961	$1,684	$5,407
Limited partners	18,633	74,986	129,814	471,202

Total	$18,945	$75,947	$131,498	$476,609

Net income per weighted average limited partnership unit	$0.14	$0.55	$0.96	$3.56

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED

	Nine Months Ended September 30
	2002	2001
Balance at January 1	$3,700,201	$4,585,124
Net income	131,498	75,947
Partner distributions	(750,002)	(544,500)

Balance at September 30	$3,081,697	$4,116,571

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.
STATEMENTS OF CASH FLOWS—UNAUDITED

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$131,498	$476,609
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	36,882	64,103
Provision for bad debts	50,000	—
Gain on sale of real estate	—	(128,693)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,595	(3,722)
Interest receivable and other assets	(1,854)	(42,693)
Increase (decrease) in liabilities:
Accounts payable	(18,664)	(34,963)
Deferred rental income	—	(8,813)

Net cash provided by operating activities	201,457	321,828

Cash flows from investing activities:
Collection of notes receivable	17,418	129,045
Proceeds from real estate sales	—	1,526,591

Net cash provided by investing activities	17,418	1,655,636

Cash flows from financing activities:
Cash distributions	(750,002)	(905,251)

Net cash used by financing activities	(750,002)	(905,251)

Net (decrease) increase in cash	(531,127)	1,072,213
Cash at January 1	917,409	265,054

Cash at September 30	$386,282	$1,337,267

NOTES TO FINANCIAL STATEMENTS—UNAUDITED
EXCEL PROPERTIES, LTD.

1.    Summary of Significant Accounting Policies:

        The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements. No adjustments were necessary which were not of a recurring nature. These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership's December 31, 2001 Form 10-K.

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

  Cash Deposits

        At September 30, 2002, the carrying amount of the Partnership's cash deposits total $386,282. The bank balances are $815,750 of which $200,000 is covered by federal depository insurance.

  Statement of Cash Flows—Supplemental Disclosure

        There was no interest or taxes paid for the nine months ended September 30, 2002 or 2001. The Partnership also had no noncash investing or financing transactions for the nine months ended September 30, 2002 or 2001.

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

  Derivative Instruments and Hedging Activities

        The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value. The Partnership adopted this standard on January 1, 2001 and it did not have a significant impact on the financial statements.

  Asset Disposal

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. The Partnership adopted this statement but had no discontinued operations in 2002.

2.    Fees Paid to General Partner

        The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 2002 and 2001:

	2002	2001
Management fees	$2,119	$3,811
Administrative fees	8,100	8,100
Accounting	4,860	4,860

3.    Sale of Property

        In April 2001, the Partnership sold a building in West Carrollton, Ohio that was on lease to Kindercare. The sale price for the building was $283,333. The Partnership recognized a gain of $148,869 on the sale.

        In September 2001, the Partnership sold two properties. The building in Columbus, Ohio was on lease to Southeast Education. The sale price for the building was $253,000. The Partnership recognized a gain of $123,289 on the sale. The building in Middleburg, Ohio was on lease to Mountain Jack's. The sales price was $900,000. The Partnership recognized a loss of $163,754 on the sale.

        There were no property sales in the nine months ended September 30, 2002.

4.    Notes Receivable

        The Company had the following notes receivable at September 30, 2002 and December 31, 2001:

	2002	2001
Note from the sale of land, interest at 10%. Due upon the occurrence of certain events.	$165,750	$165,750
Note from sale of building, interest only receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	697,123	714,540
$50,000 note from sale of building, payable in two installments of $25,000 plus 10% interest. Fully reserved for at September 30, 2002.	—	50,000

Total notes receivable	$862,873	$930,290

5.    Minimum Future Rentals

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

        Minimum future rental revenue for the next four years for the commercial real estate currently owned and subject to noncancelable operating leases is as follows:

Year ending December 31,
2002, remaining three months	$70,629
2003	221,199
2004	107,800
2005	80,251

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

        The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell its properties. The selling of the properties remaining could take several years as the Partnership attempts to maximize the sales price of each property. There can be no assurance that the general partners will be successful in selling the remaining properties or what price they can obtain. Additionally, the plans of the Partnership may change.

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

Revenue Recognition

        Recognition of revenue is dependent upon the quality and ability of the tenants to pay their rent in a timely manner. Rental revenues include minimum annual rentals, adjusted for the straight-line method for the recognition of fixed future increases. Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the Partnership no longer has continuing involvement in the asset.

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

Liquidity and Capital Resources

        The Partnership has $386,282 in cash at September 30, 2002, with no debt on any of the properties it owns. The Partnership currently recognizes approximately $23,543 a month from rental revenue.

Management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

        At September 30, 2002, the Partnership had $912,873 outstanding in notes receivable. One note has a balance due of $165,750 and is secured by land. Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made and it is the intent of the Partnership is to take title of the land in lieu of a cash settlement. Another note has a balance outstanding of $50,000 Steakhouse Partners, Inc. The obligor has stopped making interest payments on this note and has filed bankruptcy. The Partnership has reserved against the collectibility of this note.

        The Partnership's primary source of cash is from rental of the three real estate properties currently owned. Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant. The Partnership may sell one or more of its properties which would provide cash for distribution. Prior to 2002, the Partnership has paid quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter. In 2002, the Partnership adopted a policy of paying distributions from operating cash flows annually instead of quarterly, as only three properties remain. The Partnership may pay additional distributions if it receives cash from a significant capital event. If expenses were to increase or revenue were to decrease, the Partnership would decrease the distributions to the limited partners.

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

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

        Base rent decreased $52,592 or 43% from the previous year. The net decrease was due to the property sales in 2001. These properties accounted for approximately $52,592 in rental revenue in 2001.

        In September 2001, the company recognized a gain of $123,289 relating to the sale of a building formerly leased to Southeast Education in Columbus, Ohio. Also, in September 2001 the company recognized a loss of $163,754 relating to a sale of a building leased to Mountain Jack's in Middleburg, Ohio. There were no sales in the three months ended September 30, 2002.

        Overall operating expenses increased by $39,653 from the three months ended September 30, 2002 to the three months ended September 30, 2001. Depreciation expense decreased $7,899 or 39% and management fee expenses decreased $374 or 35%. These decreases are attributable to the property sales in 2001. Bad debt expense increased by $48,013 in 2002 (see Liquidity and Capital Resources). Other expenses and other income did not vary significantly between the two accounting periods.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

        Base rent decreased $179,427 or 46% from the previous year. The net decrease was primarily due to the property sales in 2001. These properties accounted for approximately $175,280 in rental revenue in 2001.

        In April 2002, the company recognized a gain of $148,869 relating to the sale of a building formerly leased to Kindercare, in West Carrollton, Ohio. In June 2002, the Company received $20,289 for the holdback on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2002. In September 2002, the company recognized a gain of $123,289 relating to the sale of a building formerly leased to Southeast Education in Columbus, Ohio. Also, in September 2002, the company recognized a loss of $163,754 relating to a sale of a building leased to Mountain Jack's in Middleburg, Ohio. There were no sales in the nine months end September 30, 2002.

        Operating expenses increased by $16,312 or 14%. Depreciation expense decreased $27,221 or 42% and management fee expenses decreased $1,692 or 44% from nine months ended September 30, 2002 to the nine months ended September 30, 2001. These decreases are attributable to the property sales in 2001. Overall, operating expense decreased; however, bad debt expense increased by $48,013 in 2002 as previously noted (see Liquidity and Capital Resources). Other expenses and other income did not vary significantly between the two accounting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Partnership's balance sheet contains financial instruments in the form of interest-earning notes receivable. The notes contain fixed interest rates and are thus not subject to changes in market interest rates. The Partnership estimates that the fair value of the notes approximates market value at September 30, 2002.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner and Principal Accounting Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on the foregoing, our General Partner and Principal Accounting Officer concluded that the company's disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

        Items 1 through 5 have been omitted since no events occurred with respect to these items.

        Item 6. Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K
  The Partnership filed no reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2002	EXCEL PROPERTIES, LTD. (Registrant)

	By:	/s/ GARY B. SABIN Gary B. Sabin General Partner

	By:	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Principal Accounting Officer

CERTIFICATIONS

I, Gary B. Sabin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Excel Property Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002	/s/ GARY B. SABIN Gary B. Sabin General Partner

I, James Y. Nakagawa, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Excel Properties, Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002	/s/ JAMES Y. NAKAGAWA James Y. Nakagawa Principal Accounting Officer

QuickLinks

EXCEL PROPERTIES, LTD. INDEX TO FINANCIAL STATEMENTS
EXCEL PROPERTIES, LTD. BALANCE SHEETS
EXCEL PROPERTIES, LTD. STATEMENTS OF INCOME—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CHANGES IN PARTNERS' EQUITY—UNAUDITED
EXCEL PROPERTIES, LTD. STATEMENTS OF CASH FLOWS—UNAUDITED
NOTES TO FINANCIAL STATEMENTS—UNAUDITED EXCEL PROPERTIES, LTD.
SIGNATURES
CERTIFICATIONS