Form 10-K
period 2002-12-31
EXCEL PROPERTIES LTD
filed 2003-03-25
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	Commission File Number:
December 31, 2002	33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 300 San Diego, California 92128
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 675-9400

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

(1) Yes ☒  No ☐

(2) Yes ☒  No ☐

Indicate by check mark whether the registrant in an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the “Partnership”), was organized to purchase commercial real estate properties for cash and to hold these assets for investment.  The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), formerly known as Excel Realty Trust and Gary B. Sabin, an individual.  The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.  In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation,  (the “Company”) began managing the assets of the Partnership when certain officers of New Plan resigned.  The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.

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

ITEM 2.          PROPERTIES

The Partnership presently owns two properties as follows:

Paragon Restaurant Group, Inc., Mountain Jack’s Restaurant - Lafayette, Indiana

This property was acquired September 29, 1987 is located at 2411 State Road 26 East, Lafayette, Indiana.  Lafayette is located between Chicago, Illinois to the north and Indianapolis, Indiana to the south.  The property is situated on 1.72 acres, contains 8,274 gross square feet.  The annual lease payment is the greater of $107,800 or 5% of the gross sales.  The lease expires on September 28, 2005.  In 2002, Paragon Steakhouse filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

Autoworks - Bellevue, Nebraska

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

ITEM 3.                             LEGAL PROCEEDINGS

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                             MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

A)       A public market for the Partnership’s units does not exist.

B)       As of December 31, 2002, there were 1,589 investors holding 135,199 units.

C)                      The Partnership made its first cash flow distribution from operations in May 1987.  Since that date, cash distributions have been made at the end of each calendar quarter through December 31, 2001.  In 2002, the Partnership decided to make cash distributions on an annual basis or upon a capital event, which generates excess cash available for distribution.

PART II

ITEM 6.          SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the Partnership:

INCOME STATEMENT DATA

	2002	2001	2000	1999	1998

Total rental revenue	$286,895	$493,522	$532,483	$598,103	$670,691
Interest and other income	68,673	91,833	102,066	120,217	119,518

Operating expenses:
Property expenses	2,825	6,788	(21,612)	37,234	32,240
General and administrative	98,774	60,282	88,935	46,763	49,893
Depreciation	48,673	78,209	89,582	98,669	126,485

Net income before real estate sales	205,295	440,076	477,644	535,654	581,591

Gain on sale of real estate	108,181	727,913	—	389,300	99,986

Net income	$313,476	$1,167,989	$477,644	$924,954	$681,577

Per Unit Data:
Net income	2.29	8.64	3.49	6.77	4.71
Distributions	5.49	14.89	4.47	16.83	15.05

BALANCE SHEET DATA

Net real estate	1,212,012	1,852,504	3,182,259	3,271,841	4,452,546
Cash	1,181,015	917,409	265,054	289,446	412,033

Accounts receivable, net	8,983	12,584	11,184	2,222	8,998
Total assets	3,264,141	3,719,495	4,595,140	4,717,775	6,041,019

Total liabilities	466	19,294	49,926	46,172	19,369
Partners’ equity	3,263,675	3,700,201	4,545,214	4,671,603	6,021,650

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Certain statements in this Form 10-K may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results of the Partnership to be materially different from historical results or from any results expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with the financial statements and the notes thereto.  Historical results and percentage relationships set forth in the Statements of Income contained in the Financial Statements, including trends which might appear, should not be taken as indicative of future operations.

Comparison of year ended December 31, 2002 to year ended December 31, 2001.

The net income of the Partnership decreased by $854,513 in 2002 when compared to 2001.  The differences in income and expenses are explained below.

Rental revenue decreased by $206,627 or 42% to $286,895 in 2002 from $493,522 in 2001.  The decrease in rental revenue was primarily attributed to the property sales in 2002 and 2001. In 2001, the Partnership sold five properties throughout the year which contributed $197,672 of rental revenue in 2001 and $0 in 2002.  In December 2002, the Partnership sold another property which decreased rents by $4,357 in 2002.

Interest income decreased $23,160 or 25% over 2001.  This decrease was mostly due to lower interest rates on cash balances and notes repaid in 2001.

Operating expenses increased by $4,994 or 3% in 2002 from 2001. Depreciation expense decreased by $29,536 or 38% due primarily to property sales in 2001.  Accounting and legal expenses decreased by $8,443 due to minimal legal matters in 2002.  Bad debt expense was $50,000 in 2002 compared to $1,987 in 2001. The bad debt expense in 2002 related to a $50,000 note receivable.  The obligor has stopped making payments and has declared bankruptcy.  As such, the partnership has reserved against the full note. Other expenses and other income varied very little between the two accounting periods.

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

Operating expenses decreased by $11,626 or 7% in 2001 from 2000.  Of this, depreciation expense decreased by $11,373 or 13% due to property sales in 2001.  Accounting and legal expenses decreased by $26,523 or 39% due to legal matters related to the transfer and ownership of certain partnership units in 2000.  Bad debt expense increased by $28,955 as compared to 2000.  The increase in bad debt expense relates to a reversal of expense in 2000 for rents collected that were previously written off.  In 2001, the Partnership wrote off $1,987 in finance charges that were assessed in 2000.  Other expenses and other income did not significantly change between the two accounting periods.

In December 2002, the Partnership sold a building in Ann Arbor, Michigan that was on lease to Ponderosa Restaurant.  The sales price of the building was $700,000 and a $108,181 gain was recognized on the sale.  During 2001, the Partnership sold five properties.  Gains from sales of properties accounted for $727,913 of net income.  In April 2001, the Partnership sold a building in West Carrollton, Ohio that was formerly on lease to Kindercare.  The net sale price for the building was $283,333 and a $148,012 gain was recognized on the sale.  In June 2001, the Company received $20,289 for the holdback on the 1999 sale of Kindercare in Grove City, Ohio which was recognized as income in 2001.  In September 2001, the Partnership sold two properties.  The building in Columbus, Ohio was on lease to South Eastern Education.  The sale prices was $253,000.  The building in Middleberg, Ohio was on lease to Mountain Jack’s.  The sale price was $900,000. The Partnership recognized a gain of $123,231and $149,014, respectively, on the September sales.  In December 2001, the Partnership sold two buildings that were on lease to Kindercare.   The sale price on the building in Dayton, Ohio was  $283,333.    The Partnership recognized a gain of $151,817 on the sale. The sale price on the building in Indianapolis, Indiana was  $283,333.  The Partnership recognized a gain of $135,550 on the sale.  There were no property sales in 2000.

Liquidity and Capital Resources

The Partnership has  $1,181,015 in cash at December 31 2002, with no debt on any of the properties it owns.  The Partnership currently recognizes approximately $16,788 a month from rental revenue.  In 2003, the Partnership distributed cash of $900,000.  Management does not expect the Partnership to incur any significant operational expenses as the Partnership properties are subject to triple-net leases.

At December 31, 2002, the Partnership had $906,817 outstanding in notes receivable.  One note has a balance due of $165,750.  Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made.  The note is secured by land located in Las Vegas, Nevada.  Another note has a balance outstanding of $50,000 Steakhouse Partners, Inc. The obligor has stopped making interest payments on this note and has filed bankruptcy.  The Partnership has reserved against the collectibility of this note.  One of the Partnership’s tenants, Paragon Steakhouse, is a subsidiary of Steakhouse Partners.  At December 31, 2002, Paragon Steakhouse was current with their rent.

The Partnership’s primary source of cash is from rental of the two real estate properties currently owned.  Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant.  The Partnership is attempting to sell these properties which would provide cash for distribution.   Prior to 2002, the Partnership has paid quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter.  In 2002, the Partnership adopted a policy of paying distributions from operating cash flows annually instead of quarterly, as only two properties remain.  The Partnership may pay additional distributions if it receives cash from a significant capital event.  If expenses were to increase or revenue were to decrease, the Partnership would decrease the distributions to the limited partners.

The Partnership has continued to distribute cash flows to the limited partners since 1989.  The Partnership has been attempting to sell it properties and owns two remaining real estate properties.  Although future distributions may be supplemented by proceeds from property sales or principal repayment of notes receivable, as additional properties are sold or notes receivable are repaid, proceeds will be distributed to the partners instead of reinvested, and future distributions are expected to decrease. Once all the assets are sold, there will no longer be any cash flows for distributions.

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

Critical Accounting Policies and Estimates

General

The financial statements including in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes.  The Partnership believes that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Financial Statements in this Form 10-K.

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  The Partnership adopted this statement but had no discontinued operations in 2002.

Certain Cautionary Statements

Certain statements in this Annual Report on Form 10-K, including, but not limited to, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events.  The words “believes,”  “expects,” “intends,” “plans,”  “anticipates,”  “likely,” “will” and similar expressions identify such forward-looking statements.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership’s control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These factors include, but are not limited to, the Partnership’s market effect on property sales, reliance on tenants, and environmental risks.  Such risks, uncertainties and other factors include, but are not limited to, the following risks:

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

Dependence on Rental Revenue from Real Property.  Since substantially all of the Partnership’s income is derived from rental revenue from real property, the Partnership’s income and funds for distribution would be adversely affected if a significant number of the Partnership’s tenants were unable to meet their obligations to the Partnership, if the Partnership were unable to lease a significant amount of space in its buildings on economically favorable lease terms, or as the properties are sold.  There can be no assurance that any tenant whose lease expires in the future will renew such lease or that the Partnership will be able to re-lease space on economically advantageous terms.

Illiquidity of Real Estate Investments.  Equity real estate investments are relatively illiquid and therefore tend to limit the ability of the Partnership to vary its portfolio promptly in response to changes in economic or other conditions.

Risk of Bankruptcy of Tenants.   The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property.  Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease.  If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease.  If the tenant rejects the lease, the Partnership’s claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim.  The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years’ lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years’ lease payments). In February, 2002, Paragon Steakhouse, one of the Partnership’s two remaining tenants at December 31, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s balance sheet contains financial instruments in the form of interest-earning notes receivable.  The notes contain fixed interest rates and are thus not subject to changes in market interest rates.  The Partnership estimates that the fair value of the notes approximates market value at December 31, 2002.

Item 7B.            Controls and Procedures

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

Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner and Principal Accounting Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures.  Based on the foregoing, our General Partner and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:

1)	Report of Independent Accountants
2)	Balance Sheets December 31, 2002 and 2001
3)	Statements of Income Years Ended December 31, 2002, 2001 and 2000
4)	Statements of Changes in Partners’ Equity Years Ended December 31, 2002, 2001 and 2000
5)	Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000
6)	Notes to Financial Statements
7)	Financial Statement Schedules:
	II -	Valuation and Qualifying Accounts Years Ended December 31, 2002, 2001 and 2000
	III -	Real Estate and Accumulated Depreciation December 31, 2002

PART III

ITEM 10.                      GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), and Gary B. Sabin. In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation, (“the Company”) began managing the assets of the Partnership when certain officers of New Plan resigned.  Neither Gary B. Sabin nor the executive officers of the company receive compensation from the Partnership. The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.  The General Partner and the officers and employees of the Company spend such time in the administration of Partnership affairs to the extent deemed necessary.

The names, ages and positions of responsibility held by the executive officers of the Company who spend time in the Partnership affairs are as follows:

Name	Age	Position

Gary B. Sabin	48	President and Co-chairman of the Board
Graham R. Bullick, Ph.D	52	President and Chief Operating Officer
Richard B. Muir	47	Vice Chairman and Director
Mark T. Burton	42	Senior Vice President
James Y. Nakagawa	37	Chief Financial Officer
S. Eric Otteson	47	Senior Vice President
John Visconsi	58	Senior Vice President

Family Relationships

Not Applicable.

Business Experience

The following is a brief background of the directors and executive officers of the Company.

Gary B. Sabin has served as Chief Executive Officer, President and Chairman of the Board of Directors since January 1989.  He is a graduate of Brigham Young University and Stanford University’s Graduate School of Business where he received a master’s degree as a Sloan Fellow.  Mr. Sabin has extensive experience in the financial services industry with emphasis in the areas of commercial real estate and marketable securities.

Graham R. Bullick, Ph.d.  has served as President and Chief Operating Officer of the Company since September 2001. Mr. Bullick served as Senior Vice President — Capital Markets of the Company since November 1999 and in the same position with Excel Legacy since its formation. Mr. Bullick served as Senior Vice President — Capital Markets of Excel Realty Trust and then New Plan Excel from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a Director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

Richard B. Muir has served as Vice Chairman of the Company since September 2001 and Executive Vice President, Secretary and Director of New Plan and/or the Company since January 1989.  Mr. Muir has worked extensively in the field of commercial real estate, developing expertise in real estate acquisition, property management, leasing and project financing.

Mark T. Burton has served as Vice President of New Plan and /or the Company since January 1989 and as a Senior Vice President since January 1996.  Mr. Burton’s duties for the Company primarily consist of the evaluation and selection of property acquisitions and dispositions.  Mr. Burton has served in various capacities with other affiliated companies since 1984.

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

S. Eric Otteson has served as Senior Vice President , General Counsel and Assistant Secretary since the Company’s formation.  Mr. Otteson served as Senior Vice President - Legal Affairs and Secretary of New Plan Excel from September 1998 to April 1999.  Mr. Otteson also served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998.  From 1987 to 1995, he was a senior partner in a San Diego law firm.

John A. Visconsi has served as Legacy’s Senior Vice President -Leasing/Asset Management since May 1999.  Mr. Visconsi served as Vice President - Leasing with Excel Realty Trust and then New Plan Excel from January 1995 to April 1999.  He also served as Senior Vice President of Price Enterprises from January 1994 to March 1995.  From 1981 to 1994, Mr. Visconsi was Director of Leasing and Land Development of Ernest W. Hahn, Inc.

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

Title of Class	Beneficial Owner	Number of Units	Percent of Units at 12/31/01

Units of Limited Partnership Interest	Gary B. Sabin	None	None

Units of Limited Partnership Interest	Price Legacy Corporation	853	0.631%

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the Company, or their affiliates during the years ended December 31, 2002, 2001, and 2000:

Description	2002	2001	2000
Management fees	$2,825	$4,801	$5,356
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

ITEM 14 – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Form 10-K, the Partnership carried out an evaluation of the effectiveness of the design and operation of the its disclosure controls and procedures.  Based on the foregoing, it was concluded that the partnership’s disclosure controls and procedures were effective.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the evaluation was completed.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Date: March 21, 2003	Excel Properties, Ltd.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer

CERTIFICATIONS

I, Gary B. Sabin, certify that:

1.                    I have reviewed this annual report on Form 10-K of Excel Property Ltd.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors, and managers:

a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

/s/ Gary B. Sabin
Gary B. Sabin
General Partner

I, James Y. Nakagawa, certify that:

1.                    I have reviewed this annual report on Form 10-K of Excel Property Ltd.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors, and managers:

a)                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

/s/ James Y. Nakagawa

James Y. Nakagawa
Principal Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of

Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 2002 and 2001, and the related statements of income, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole.  Financial statement Schedules II and III are presented for the purpose of additional analysis and are not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

SQUIRE & COMPANY PC

February 13, 2003

Orem, Utah

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS

Real estate:
Land	$599,460	$979,270
Buildings	1,169,216	1,549,025
Less: accumulated depreciation	(556,664)	(675,791)
Net real estate	1,212,012	1,852,504

Cash	1,181,015	917,409
Accounts receivable, less allowance for bad debts of $0 at December 31, 2002 and 2001	8,983	12,584
Notes receivable, net of allowance of $50,000 at December 31, 2002	856,817	930,290
Interest receivable	4,895	6,596
Other assets	419	112
Total assets	$3,264,141	$3,719,495

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable:
Affiliates	$238	$18,677
Other	228	617
Total liabilities	466	19,294

Partners’ Equity:
General partner’s equity	17,035	20,914
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding	3,246,640	3,679,287
Total partners’ equity	3,263,675	3,700,201

Total liabilities and partners’ equity	$3,264,141	$3,719,495

The accompanying notes are an integral part of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Revenue:
Rental Income	$286,895	$493,522	532,483
Interest and other income	68,673	91,833	102,066

Total revenue	355,568	585,355	634,549

Operating Expenses:
Depreciation	48,673	78,209	89,582
Accounting and legal	32,792	41,235	67,758
Administrative	10,800	10,800	10,800
Office expenses	5,183	8,247	10,377
Management fees	2,825	4,801	5,356
Bad debts	50,000	1,987	(26,968)

Total operating expenses	150,273	145,279	156,905

Net income before real estate sales	205,295	440,076	477,644
Gain - sales of real estate	108,181	727,913	—

Net income	$313,476	$1,167,989	$477,644

Net income allocated to:
General partner	$3,621	$12,462	$5,672
Limited partners	309,855	1,155,527	471,972

Total	$313,476	$1,167,989	$477,644

Net income per weighted average limited partnership unit	$2.29	$8.55	$3.49

The accompanying notes are an integral part of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the Years Ended December 31, 2002, 2001, and 2000

	General Partners	Limited Partners	Total

Balance at January 1, 2000	$28,950	$4,642,653	$4,671,603

Net Income - 2000	5,672	471,972	477,644

Partner distributions - 2000	(6,040)	(597,993)	(604,033)

Balance at December 31, 2000	28,582	4,516,632	4,545,214

Net Income - 2001	12,462	1,155,527	1,167,989

Partner distributions - 2001	(20,130)	(1,992,872)	(2,013,002)

Balance at December 31, 2001	20,914	3,679,287	3,700,201

Net income - 2002	3,621	309,855	313,476

Partner distributions - 2002	(7,500)	(742,502)	(750,002)

Balance at December 31, 2002	$17,035	$3,246,640	$3,263,675

The accompanying notes are an integral part of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$313,476	$1,167,989	$477,644
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	48,673	78,209	89,582
Allowance for doubtful accounts	50,000	—	(26,968)
Gain on sale of real estate	(108,181)	(727,913)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	3,602	(1,400)	18,006
Interest receivable	1,701	5,695	(6,654)
Other assets	(308)	2,381	(2,493)

Increase (decrease) in liabilities:
Accounts payable	(18,828)	(15,118)	12,184
Property Taxes Payable	—	—	(5,174)
Deferred rental income	—	(15,514)	(3,256)

Net cash provided by operating activities	290,135	494,329	552,871

Cash flows from investing activities:
Proceeds from real estate sales	700,000	1,929,459	—
Collection of notes receivable	23,473	241,569	26,770

Net cash provided by investing activities	723,473	2,171,028	26,770

Cash flows from financing activities:
Cash distributions	(750,002)	(2,013,002)	(604,033)

Net cash used by financing activities	(750,002)	(2,013,002)	(604,033)

Net increase (decrease) in cash	263,606	652,355	(24,392)

Cash at beginning of year	917,409	265,054	289,446

Cash at end of year	$1,181,015	$917,409	$265,054

The accompanying notes are an integral part

of the financial statements

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS

1.                 Summary of Significant Accounting Policies:

Organization

Excel Properties, Ltd. (the “Partnership”) was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

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

The Partnership assesses whether there has been an impairment in the value of its real estate by considering factors such  as expected future operating income, trends, and prospects, as well as the effects of the demand, competition and other economic factors.  Such factors include a lessee’s ability to pay rent under the terms of the lease.  If a property is leased at a significantly lower rent, the Partnership may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment.

Cash Deposits

At December 31, 2002, the carrying amount of the Partnership’s cash deposits total $1,181,015.  The bank balances are $1,279,078 of which  $200,000 which is covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or taxes paid for the years ended December 31, 2002, 2001, or 2000. The Partnership issued a note receivable as part of a sale of real estate during the year ended December 31, 2001.  The Partnership had no noncash investing or financing transactions in 2002 or 2000.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Accounts and Notes Receivable

All net accounts receivable are deemed to be collectible within the next 12 months.  A note receivable of $50,000 is deemed uncollectible during the year ended December 31, 2002, as the debtor has filed for bankruptcy.  An allowance for bad debts of $50,000 has been established.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.                 Financial Statement and Tax Return Differences

The Partnership had the following differences between the financial statements and the Partnership tax return.

	2002	2001	2000
Net income:
Financial statements	$313,476	$1,167,989	477,644
Tax returns	372,443	1,176,228	454,216
Difference	$(58,967)	$(8,239)	$23,428

Difference is due to:
Allowance for bad debts	$(50,000)	$—	$30,999
Deferred gain - sale of building	(8,967)	(8,239)	(7,571)
	$(58,967)	$(8,239)	$23,428
Partners’ equity:
Financial statements	$3,263,675	$3,700,201	$4,545,214
Tax returns	4,546,477	4,924,036	5,760,809
Difference	$(1,282,802)	$(1,223,835)	$(1,215,595)
Difference is due to:
Syndication costs	$(1,496,818)	$(1,496,818)	$(1,496,818)
Allowance for bad debts	(50,000)	—	—
Deferred gain on sale of building	264,016	272,983	281,223
Distributions payable	—	—	—
	$(1,282,802)	$(1,223,835)	$(1,215,595)

3.      Fees Paid to General Partner:

The Partnership has paid the General Partner or its affiliates the following fees:

	2002	2001	2000
Management fees	$2,825	$4,801	$5,356
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

4.      Notes Receivable:

The Company had the following notes receivable at December 31, 2002 and 2001:

	2002	2001
Note from the sale of land. Secured by the land sold. Currently due.	$165,750	$165,750

Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	691,067	714,540

Note from sale of building. Currently due. Interest at 10% interest. Payee has declared bankruptcy. Amount fully reserved for.	50,000	50,000

Total notes receivable	906,817	930,290
Allowance for Bad Debts	(50,000)	—
	$856,817	$930,290

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

Year ending December 31

2003	194,858
2004	194,858
2005	167,309
2006	87,058
2007	87,058
Thereafter	50,784

6.      Real Estate:

In December 2002, the Partnership sold a building in Ann Arbor, Michigan that was on lease to Ponderosa Restaurant.  The sales price of the building was $700,000 and a $108,181 gain was recognized on the sale.

During 2001, the Partnership sold five properties.  In April 2001, the Partnership sold a building in West Carrollton, Ohio that was formerly on lease to Kindercare.  The net sale price for the building was $283,333 and a $148,012 gain was recognized on the sale.  In June 2001, the Company received $20,289 for the holdback on the 1999 sale of  Kindercare in Grove City, Ohio which was recognized as income in 2001.  In September 2001, the Partnership sold a two properties.  The building in Columbus, Ohio was on lease to South Eastern Education.  The sale prices was $253,000.  The Partnership recognized a gain of $123,231 on the sale.  The building in Middleberg, Ohio was on lease to  Mountain Jack’s.  The sale price was $900,000.  The Partnership recognized a gain of $149,014 on the sale.  In December 2001, the Partnership sold two buildings that were on lease to Kindercare.   The sale price on the  building in Dayton, Ohio was  $283,333.    The Partnership recognized a gain of $151,817 on the sale. The sale price on the  building in Indianapolis, Indiana was  $283,333.    The Partnership recognized a gain of $135,550 on the sale.  There were no property sales during 2000.

The following unaudited Pro Forma Condensed Statements of Income have been presented as if all the property dispositions that occurred in the past three years had occurred on January 1, 2000.  This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 2000.

	For the Year Ended December 31
	(Company Pro forma)
	2002	2001	2000
Rental Revenue:	$210,206	$220,510	$195,533
Other revenue:	68,673	91,833	102,066
Operating expenses:	(137,908)	(112,169)	(113,260)

Operating Income:	$140,971	$200,174	$184,339

7.      Subsequent Events:

On March 14, 2003, the Partnership sold a building located in Bellevue, Nebraska for $539,835.  A gain of approximately $30,000 was recognized.

EXCEL PROPERTIES, LTD.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

		Additions	Deductions
Description	Balance at Beginning of Year	Charged to Expense	Description	Amount	Balance at End of Year

Year ended December 31, 2002:

Allowance for bad debts	$0	50,000	Written-off bad debts	$0	$50,000

Year ended December 31, 2001:

Allowance for bad debts	$0	1,987	Written-off bad debts	$1,987	$0

Year ended December 31, 2000:

Allowance for bad debts	$30,999	(26,968)	Recovery of Previously Written-off bad debts	$4,031	$0

EXCEL PROPERTIES, LTD.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period		Total (a)(b)	Accumulated Depreciation(c)	Date Acquired	Life on Which Depreciation in Latest Income Statements is Computed

		Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements

Paragon Restaurant:
Lafayette, Indiana	—	324,028	756,068		324,028	756,068	1,080,096	367,031	1987	31.5 years
Autoworks:
Omaha, Nebraska	—	275,432	413,148		275,432	413,148	688,580	189,633	1988	31.5 years

	$—	$599,460	$1,169,216	$—	$599,460	$1,169,216	$1,768,676	$556,664

(a)  Also represents cost for federal income tax purposes.

(b)  Reconciliation of total real estate carrying value for the three years ended December 31, 2002 is as follows:

	2002	2001	2000

Balance at beginning of year	$2,528,295	$4,346,607	$4,346,047
Acquistions	—	—	—
Cost of property sold	(759,619)	(1,818,312)	—

Balance at end of year	$1,768,676	$2,528,295	$4,346,047

(c)  Reconciliation of accumulated depreciation for the three years ended December 31, 2002 is as follows:

	2002	2001	2000

Balance at beginning of year	$675,791	$1,164,348	$1,074,766
Expense	48,673	78,209	89,582
Deletions	(167,800)	(566,766)	—

Balance at end of year	$556,664	$675,791	$1,164,348