Form 10-Q
period 2003-03-31
EXCEL PROPERTIES LTD
filed 2003-04-28
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:

March 31, 2003	33-2320

EXCEL PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 300 San Diego, California 92128
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 675-9400

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Exchange Act Rule 12b-2).

(1) Yes	☒	No	☐

(2) Yes	☒	No	☐

(3) Yes	☐	No	☒

INDEX TO FINANCIAL STATEMENTS

EXCEL PROPERTIES, LTD.

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheets
March 31, 2003 (Unaudited)
December 31, 2002

Statements of Income
Three Months Ended March 31, 2003 (Unaudited)
Three Months Ended March 31, 2002 (Unaudited)

Statements of Changes in Partners’ Equity
Three Months Ended March 31, 2003 (Unaudited)
Three Months Ended March 31, 2002 (Unaudited).

Statements of Cash Flows
Three Months Ended March 31, 2003 (Unaudited)
Three Months Ended March 31, 2002 (Unaudited).

Notes to Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate:

Land	$324,029	$599,460
Buildings	756,068	1,169,216
Less: accumulated depreciation	(390,246)	(556,664)
Net real estate	689,851	1,212,012

Cash	874,228	1,181,015
Accounts receivable, less allowance for bad debts of $0 in both 2003 and 2002	17,288	8,983
Notes receivable, net of allowance of $50,000 in both 2003 and 2002	850,967	856,817
Interest receivable and other assets	4,826	5,314

Total assets	$2,437,160	$3,264,141

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable	$8,393	$466
Total liabilities	8,393	466

Partners’ Equity:
General partner’s equity	$8,773	$17,035
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding in 2003 and 2002, respectively.	2,419,994	3,246,640
Total partners’ equity	2,428,767	3,263,675
Total liabilities and partners’ equity	$2,437,160	$3,264,141

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
	2003	2002

Revenue:
Rental revenue	$54,139	$67,032
Interest and other income	17,722	19,230
Total revenue	71,861	86,262

Operating Expenses:
Accounting and legal	23,458	24,679
Depreciation	8,773	12,294
Administrative	2,700	2,700
Office expenses	1,839	2,473
Management fees	504	706

Total operating expenses	37,274	42,852

Net income before real estate sales	$34,587	$43,410

Gain – sale of real estate	30,505	—
Net income	$65,092	$43,410

Net income allocated to:
General partner	$738	$557
Limited partners	64,354	42,853

Total	$65,092	$43,410

Net income per weighted average limited partnership unit	$0.48	$0.32

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY - UNAUDITED

	Three Months Ended March 31,
	2003	2002

Balance at January 1	$3,263,675	$3,700,201

Net income	65,092	43,410

Partner distributions	(900,000)	(750,002)

Balance at March 31	$2,428,767	$2,993,609

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income`	$65,092	$43,410
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	8,773	12,294
Gain on sale of real estate	(30,505)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(8,305)	3,597
Interest receivable and other assets	488	988
Increase (decrease) in liabilities:
Accounts payable	7,927	(17,254)

Net cash provided by operating activities	43,470	43,035

Cash flows from investing activities:
Proceeds from sale of real estate	543,893	—
Collection of notes receivable	5,850	5,683

Net cash provided by investing activities	549,743	5,683

Cash flows from financing activities:
Cash distributions	(900,000)	(750,002)

Net cash used by financing activities	(900,000)	(750,002)

Net decrease in cash	(306,787)	(701,284)

Cash at January 1	1,181,015	917,409

Cash at March 31	$874,228	$216,125

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

1.                                      Summary of Significant Accounting Policies:

The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements.  No adjustments were necessary which were not of a recurring nature.  These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the December 31, 2002 Form 10-K.

Organization

Excel Properties, Ltd. (“the Partnership”) was formed in the State of California on September 19, 1985, for the purpose of, but not limited to, acquiring real property and syndicating such property.

Real Estate

Land and buildings are recorded at cost.  Buildings are depreciated using the straight-line method over the tax life of 31.5 years.  Management estimates that the tax life does not differ materially from the economic useful life. Expenditures for maintenance and repairs are charged to expense as incurred.  Significant renovations are capitalized.  The cost and related accumulated depreciation of real estate are removed from the accounts upon disposition.  Gains and losses arising from dispositions are reported as income or expense.

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

Cash Deposits

At March 31, 2003, the carrying amount of the Partnership’s cash deposits total $874,228.  The bank balances are $997,368 of which $200,000 is covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or income taxes paid for the three months ended March 31, 2003 or 2002.  The Partnership also had no significant noncash investing or financing transactions for the three months ended March 31, 2003 or 2002.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Accounts Receivable

All net accounts receivable are deemed to be collectible within the next 12 months.  A note receivable of $50,000 was deemed uncollectible during the year ended December 31, 2002, as the debtor has filed for bankruptcy.  An allowance for bad debts of $50,000 has been established at March 31, 2003 and December 31, 2002 related to this note.

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  As the Partnership is attempting to sell all of its assets, it has not reclassed any operations related to its asset sales as discontinued operations.

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

2.                                      Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 2003 and 2002:

	2003	2002
Administrative fees	$2,700	$2,700
Accounting	1,620	1,620
Management fees	336	706

3.                   Notes Receivable

The Partnership had the following notes receivable at March 31, 2003 and December 31, 2002:

	2003	2002
Note from the sale of land, interest at 10%. Secured by land sold. Currently due.	$165,750	$165,750

Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	685,217	691,067

Note from sale of building. Due December 2002. Interest at 10% interest.	50,000	50,000

Total notes receivable	$900,967	$930,290
Allowance for bad debts	(50,000)	(50,000)

	$850,967	$856,817

4.                   Minimum Future Rentals

At April 1, 2003, the Partnership leased one single-tenant building to a tenant under a noncancelable operating lease requiring fixed rents.  The lease is triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities.             Minimum future rental revenue for the next four years for the property currently owned is as follows:

Year ending December 31,
2003, remaining nine months	$80,850
2003	107,800
2004	80,251
2005 and thereafter	—

5.                   Sale of Property

In March 2003, the Partnership sold a property leased to Autoworks and located in Bellevue, Nebraska.  The net sales price was approximately $540,000 and a $30,505 gain was recognized on the sale.

There were no property sales the three months ended March 31, 2002.

The following unaudited Pro Forma Condensed Statements of Income have been presented as if the property dispositions that occurred since January 1, 2002 had occurred on January 1, 2002.  This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 2002.

	Three Months Ended
	March 31, 2003	March 31, 2003	March 31, 2002	March 31, 2002
	Actual	Proforma	Actual	Proforma
Rental Revenue:	$54,139	$26,950	$67,032	$26,950
Other revenue:	17,722	17,722	19,230	19,230
Operating expenses:	(37,274)	(34,501)	(42,852)	(36,558)
Net Income before
real estate sales:	$34,587	$10,171	$43,410	$9,622

Item 2.          Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and  (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its assets, including its real estate properties.  As of March 31, 2003, the Partnership had one remaining property and three note receivables.  The disposition of  the remaining assets could take several years as the Partnership attempts to maximize the proceeds.  There can be no assurance that the general partners will be successful in disposing the remaining assets or what price they can obtain. Additionally, the plans of the Partnership may change in the future.

Liquidity and Capital Resources

The Partnership has $874,228 in cash at March 31, 2003, with no debt on any of the properties it owns.  The Partnership currently has approximately $8,983 a month from rental revenue.  Management does not expect the Partnership to incur significant operational expenses as the Partnership’s remaining property is subject to a triple-net lease.  The property, however, is leased to Paragon Steakhouse (“Paragon”).  In 2002, Paragon filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  Should Paragon be released from this lease, the Partnership would be responsible for operating costs such as property taxes and insurance.

At March 31, 2002, the Partnership had $850,967 outstanding in notes receivable.  One note has a balance due of $165,750.  Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made.  The note is secured by land located in Las Vegas, Nevada.  Another note has a balance outstanding of

$50,000 Steakhouse Partners, Inc. The obligor has stopped making interest payments on this note and has filed bankruptcy.  The Partnership has reserved against the collectibility of this note.  The Partnership’s sole tenant, Paragon, is a subsidiary of Steakhouse Partners.

The Partnership’s primary source of cash will be from rental from the one remaining real estate property owned and payments from the notes receivables described above.  Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless buildings become vacant.  The Partnership is attempting to sell this property which would provide cash for distribution.   Prior to 2002, the Partnership paid quarterly distributions to the limited partners in the approximate amount of the actual cash earned by the Partnership in the preceding quarter.  In 2002, the Partnership adopted a policy of paying distributions from operating cash flows annually instead of quarterly, as only two properties remained with additional distributions if cash is received from a significant capital event.   As assets are sold, cash flows available for distribution will decrease.  Once all the assets are sold, there will no longer be any cash flows for distributions.

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

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Rental revenue decreased $12,893 or 19% from the previous year.  The net decrease was due to property sales in 2003 and 2002.  Excluding these properties, rental revenue would have been approximately $26,950 in both quarters.

In the three months ended March 31, 2003 compared with the three months ended March 31, 2002, operating expenses decreased by $5,578 or 13%.  Depreciation expense decreased by $3,521 or 29% total due to property sales.  The other expenses and other income did not significantly vary between the two periods.

Critical Accounting Policies and Estimates

General

The financial statements including in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes.  The Partnership believes that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Financial Statements in this Form 10-Q.

Revenue Recognition

Recognition of revenue is dependent upon the quality and ability of the tenants to pay their rent in a timely manner.  Rental revenues include minimum annual rentals, adjusted for the straight-line method for the recognition of fixed future increases.  Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the Partnership no longer has continuing involvement in the asset.  The Partnership does not recognize interest income on two of its notes receivable.  One note is secured by vacant land and the other is from a payee who has filed bankruptcy.  No interest payments have been made in 2003 on either note.

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  As the Partnership is attempting to sell all of its assets, it has not reclassed any operations related to its asset sales as discontinued operations.

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events.  The words “believes,”  “expects,” “intends,” “plans,”  “anticipates,”  “likely,” “will” and similar expressions identify such forward-looking statements.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership’s control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These factors include, but are not limited to, the Partnership’s market effect on property sales, reliance on tenants, and environmental risks.  These factors are discussed in greater detail under the caption “Certain Cautionary Statements” in the Partnership’s annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s balance sheet contains financial instruments in the form of interest-earning notes receivable.  The notes contain fixed interest rates and are thus not subject to changes in market interest rates.  The Partnership estimates that the fair value of the notes approximates market value at March 31, 2003.

ITEM 4.        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our General Partner and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner and Principal Accounting Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures.  Based on the foregoing, our General Partner and Principal Accounting Officer concluded that the company’s disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 99.1. Officers Certifications

(b) Reports on Form 8-K

The Partnership filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 25, 2003	EXCEL PROPERTIES, LTD.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
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

b)                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 25, 2003
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

b)                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 25, 2003

/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer