Form 10-Q
period 2003-06-30
EXCEL PROPERTIES LTD
filed 2003-07-28
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
June 30, 2003	33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 300 San Diego, California 92128
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 675-9400

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days, and (3) is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

(1)           Yes ☒    No ☐

(2)           Yes ☒    No ☐

(3)           Yes ☐    No ☒

EXCEL PROPERTIES, LTD.

INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheets June 30, 2003 (Unaudited) December 31, 2002	3

Statements of Income Three Months Ended June 30, 2003 (Unaudited) Three Months Ended June 30, 2002 (Unaudited) Six Months Ended June 30, 2003 (Unaudited) Six Months Ended June 30, 2002 (Unaudited)	4

Statements of Changes in Partners’ Equity Six Months Ended June 30, 2003 (Unaudited) Six Months Ended June 30, 2002 (Unaudited)	5

Statements of Cash Flows Six Months Ended June 30, 2003 (Unaudited) Six Months Ended June 30, 2002 (Unaudited)	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II. OTHER INFORMATION	14

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate:
Land	324,029	599,460
Buildings	756,068	1,169,216
Less: accumulated depreciation	(396,247)	(556,664)
Net real estate	683,850	1,212,012

Cash	367,121	1,181,015
Accounts receivable, less allowance for bad debts of $0 in both 2003 and 2002	8,983	8,983
Notes receivable, net of allowance of $50,000 in both 2003 and 2002	845,162	856,817
Interest receivable and other assets	5,107	5,314

Total assets	$1,910,223	$3,264,141

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable:
Affiliates	$405	$466
Total liabilities	405	466

Partners’ equity:
General partner’s equity	17,251	17,035
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding in 2003 and 2002, respectively.	1,892,567	3,246,640
Total partners’ equity	1,909,818	3,263,675

Total liabilities and partners’ equity	$1,910,223	$3,264,141

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Rental income	$14,610	$70,629	$68,749	$137,661
Interest income	17,006	17,783	34,728	37,013

Total revenue	31,616	88,412	103,477	174,674

Expenses:
Depreciation	5,961	12,284	14,734	24,588
Administrative	2,700	2,700	5,400	5,400
Accounting and legal	3,722	2,849	27,180	27,527
Other property and office expenses	3,441	730	5,280	3,193
Management fees	179	706	683	1,413
Total expenses	16,003	19,269	53,277	62,121

Income before real estate sales	15,613	69,143	50,200	112,553

Gain on sale of real estate	—	—	30,505	—

Net income	$15,613	$69,143	$80,705	$112,553

Net income allocated to:
General partner	$216	$814	$954	$1,371
Limited partners	15,397	68,329	79,751	111,182

Total	$15,613	$69,143	$80,705	$112,553

Net income per weighted average limited partnership unit	$0.12	$0.51	$0.48	$0.83

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY - UNAUDITED

	Six Months Ended June 30
	2003	2002

Balance at January 1	$3,263,675	$3,700,201

Net income	80,705	112,553

Partner distributions	(1,434,562)	(750,002)

Balance at June 30	$1,909,818	$3,062,752

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30
	2003	2002

Cash flows from operating activities:
Net income	$80,705	$112,553
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	14,734	24,588
Gain on sale of real estate	(30,505)	—
Changes in operating assets and liabilities:
Decrease in assets:
Accounts receivable	—	3,596
Interest receivable and other assets	247	(844)
Increase (decrease) in liabilities:
Accounts payable	(61)	(19,108)
Net cash provided by operating activities	65,120	120,785

Cash flows from investing activities:
Collection of notes receivable	11,655	11,488
Proceeds from real estate sales	543,893	—

Net cash provided by investing activities	555,548	11,488

Cash flows from financing activities:
Cash distributions	(1,434,562)	(750,002)

Net cash used by financing activities	(1,434,562)	(750,002)

Net decrease in cash	(813,894)	(617,729)

Cash at January 1	1,181,015	917,409

Cash at June 30	$367,121	$299,680

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

1.                   Summary of Significant Accounting Policies:

The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements.  No adjustments were necessary which were not of a recurring nature.  These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the Partnership’s December 31, 2002 Form 10-K.

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

Cash Deposits

At June 30, 2003, the carrying amount of the Partnership’s cash deposits total $367,121 of which $200,000 was covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or taxes paid for the six months ended June 30, 2003 or 2002.  The Partnership also had no non-cash investing or financing transactions for the six months ended June 30, 2003 or 2002.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Accounts Receivable

All net accounts receivable are deemed to be collectible within the next 12 months.  A note receivable of $50,000 was deemed uncollectible during the year ended December 31, 2002, as the debtor has filed for bankruptcy.  An allowance for bad debts of $50,000 has been established at June 30, 2003 and December 31, 2002 related to this note.

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

Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities, where all derivatives must be recognized as assets and liabilities and measured at fair value.  The Partnership adopted this standard on January 1, 2001 and it did not have a significant impact on the financial statements.

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. The Partnership’s remaining property is held for sale.  Since there are no other real estate properties, operations from discontinued operations have not been separately identified.

2.                   Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the six  months ended June 30, 2003 and 2002:

	2003	2002

Management fees	$683	$1,413
Administrative fees	5,400	5,400
Accounting	3,240	3,240

 3.                Sale of Property

In March 2003, the Partnership sold a property leased to Autoworks, which was located in Bellevue, Nebraska.  The net sale price for the building was $543,893 and a gain of $30,505 was recognized on the sale.

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

	Three Months Ended
	June 30, 2003 Actual	June 30, 2003 Proforma	June 30, 2002 Actual	June 30, 2002 Proforma

Rental Revenue:	$14,610	$14,610	$70,629	$26,950
Other revenue:	17,006	17,006	17,783	17,783
Operating expenses:	(16,003)	(16,003)	(19,269)	(12,419)
Net Income before real estate sales:	$15,613	$15,613	$69,143	$32,314

	Six Months Ended
	June 30, 2003 Actual	June 30, 2003 Proforma	June 30, 2002 Actual	June 30, 2002 Proforma

Rental Revenue:	$68,749	$41,560	$137,661	$53,900
Other revenue:	34,728	34,728	37,013	37,013
Operating expenses:	(53,277)	(50,140)	(62,121)	(48,400)
Net Income before real estate sales:	$50,200	$26,148	$112,553	$42,513

4.                   Notes Receivable

The Company had the following notes receivable at June 30, 2003 and December 31, 2002:

	2003	2002

Note from the sale of land, interest at 10%. Due upon the occurrence of certain events.	$165,750	$165,750

Note from sale of building, interest only receipts of $5,366 per month at 8.5% interest. Secured by building sold. Due November 2003.	679,412	691,067

$ 50,000 note from sale of building, payable in two installments of $25,000 plus 10% interest. Fully reserved for.	50,000	50,000

Total notes receivable	895,162	906,817

Allowance for bad debts	(50,000)	(50,000)

	$845,162	$856,817

5.                   Minimum Future Rentals

The Partnership has one remaining single-tenant building leased to a tenant under a noncancelable operating lease.  The lease is triple-net, requiring the tenant to pay all expenses of operating the property such as insurance, property taxes, repairs and utilities.

Minimum future rental revenue for the remaining years on the property is as follows:

Year ending December 31,

2003, remaining six months	$53,900
2004	107,800
2005	80,251
2005 and thereafter	none

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Nature of Business

Excel Properties, Ltd., a California limited partnership (the Partnership”), was organized to purchase commercial real estate properties for cash and to hold these assets for investment.  The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), formerly known as Excel Realty Trust and Gary B. Sabin, an individual.  The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.  In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation,  (the “Company”) began managing the assets of the Partnership when certain officers of New Plan resigned.  The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and  (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell its properties.  As of June 30, 2003, the Partnership had one remaining property and three notes receivables.  The disposition of  the remaining assets could take several years as the Partnership attempts to maximize the sales price of each property.  There can be no assurance that the general partners will be successful in selling the remaining assets or what price they can obtain. Additionally, the plans of the Partnership may change in the future.

Critical Accounting Policies and Estimates

General

The financial statements including in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes.  The Partnership believes that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements in the Form 10-K for 2002 and this Form 10-Q.

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  The Partnership adopted this statement but had no discontinued operations in 2002.  The Partnership’s remaining property is held for sale.  Since there are no other real estate properties, operations from discontinued operations have not been separately identified.

Liquidity and Capital Resources

The Partnership has  $367,121 in cash at June 30, 2003 and no debt.  The Partnership currently recognizes approximately $8,983 a month in rental revenue from its remaining property, which is subject to a triple-net lease.  The property, however, is leased to Paragon Steakhouse (“Paragon”).  In 2002, Paragon filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  Should Paragon be released from this lease, the Partnership would be responsible for operating costs such as property taxes and insurance.

At June 30, 2003, the Partnership had $895,162 outstanding in notes receivable.  One note has a balance due of $165,750 and is secured by land.  Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made.  It is the intent of the Partnership is to cause the property to be marketed for sale in order to receive payment per the terms of the note.  Another note has a balance outstanding of $50,000 Steakhouse Partners, Inc. The obligor has stopped making interest payments on this note and has filed bankruptcy.  The Partnership has reserved against the collectibility of this note.  The Partnership’s sole tenant, Paragon, is a subsidiary of Steakhouse Partners.

The Partnership’s primary source of cash will be from rental from the one remaining real estate property currently owned and payments from the notes receivables described above.  Management believes that rental revenue should cover the recurring operating expenses of the Partnership and allow for cash distributions to be made to the limited partners unless the remaining building becomes vacant.  The Partnership is attempting to sell this property, which would provide cash for distribution although rental revenues would cease.  Prior to 2002, the Partnership has paid quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter.  In 2002, the Partnership adopted a policy of paying distributions from operating cash flows annually instead of quarterly, as only one property remains.  The Partnership may pay additional distributions if it receives cash from a significant capital event.  As assets are sold, cash flows available for distribution will decrease.  Once all the assets are sold, there will no longer be any cash flows for distributions.

Inflation is not expected to negatively impact the operations of the Partnership due to the structure of its investment portfolio as these are minimal operational expenses.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Rental income decreased $56,019 or 79.3% from the previous year.  The net decrease was due to the property sales in 2003 and 2002.  These properties accounted for approximately $43,680 in rental revenue in 2002.   The Partnership also reversed some percentage rents recognized in the first quarter of 2003 related to property sold.  Excluding the properties sold and the percentage rent adjustment, rental revenue would have been $26,950 in both quarters.

Overall operating expenses decreased by $3,266 to the three months ended June 30, 2003 from the three months ended June 30, 2002. Depreciation expense decreased $6,323 or 51% and management fee expenses decreased $527 or 75%.  These decreases are attributable to the property sales in 2003 and 2002.  Other expenses and other income did not vary significantly between the two accounting periods.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Base rent decreased $68,912 or 50% from the previous year.  The net decrease was due to the property sales in 2003 and 2002.

In March 2003, the company recognized a gain of $30,505  relating to the sale of a building leased to Autoworks, in Bellevue, Nebraska.   There were no sales in the six months ended June 30,2002.

Operating expenses decreased by $8,844 or 14%.  Depreciation expense decreased $9,854 or 40% and management fee expenses decreased $730 or 52% from six months ended June 30, 2003 to the six months ended June 30, 2002.  These decreases are attributable to the property sales in 2002.  Other expenses and other income did not vary significantly between the two accounting periods.

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

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events.  The words “believes,”  “expects,” “intends,” “plans,”  “anticipates,”  “likely,” “will” and similar expressions identify such forward-looking statements.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership’s control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These factors include, but are not limited to, the Partnership’s market effect on property sales, reliance on tenants, and environmental risks.  These factors are discussed in greater detail under the caption “Certain Cautionary Statements” in the Partnership’s annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s balance sheet contains financial instruments in the form of interest-earning notes receivable.  The notes contain fixed interest rates and are thus not subject to changes in market interest rates.  The Partnership estimates that the fair value of the notes approximates market value at June 30, 2003.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our General Partner and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our General Partner and Principal Accounting Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based on the foregoing, our General Partner and Principal Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1	Certification of General Partner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Certification of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Partnership filed no reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 23, 2003	EXCEL PROPERTIES, LTD.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer