Form 10-Q
period 2003-09-30
EXCEL PROPERTIES LTD
filed 2003-10-27
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
September 30, 2003	33-2320

EXCEL PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

EXCEL PROPERTIES, LTD.

INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheets
September 30, 2003 (Unaudited)
December 31, 2002

Statements of Income
Three Months Ended September 30, 2003 (Unaudited)
Three Months Ended September 30, 2002 (Unaudited)
Nine Months Ended September 30, 2003 (Unaudited)
Nine Months Ended September 30, 2002 (Unaudited)

Statements of Changes in Partners’ Equity
Nine Months Ended September 30, 2003 (Unaudited)
Nine Months Ended September 30, 2002 (Unaudited)

Statements of Cash Flows
Nine Months Ended September 30, 2003 (Unaudited)
Nine Months Ended September 30, 2002 (Unaudited)

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Real estate:
Land	$—	$599,460
Buildings	—	1,169,216
Less: accumulated depreciation	—	(556,664)
Net real estate	—	1,212,012

Cash	961,446	1,181,015
Accounts receivable, less allowance for bad debts of $0 in both 2003 and 2002	—	8,983
Notes receivable, net of allowance of $50,000 in 2002	165,750	856,817
Interest receivable and other assets	200	5,314

Total assets	$1,127,396	$3,264,141

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable:
Affiliates	$15,200	$466
Other	528	—
Total liabilities	15,728	466

Partners’ equity:
General partner’s equity	4,103	17,035
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding in 2003 and 2002, respectively.	1,107,565	3,246,640
Total partners’ equity	1,111,668	3,263,675

Total liabilities and partners’ equity	$1,127,396	$3,264,141

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Rental income	$216	$70,629	$68,965	$208,290
Interest income	13,462	17,988	48,190	55,001

Total revenue	13,678	88,617	117,155	263,291

Expenses:
Bad Debts	—	50,000	—	50,000
Depreciation	3,000	12,294	17,734	36,882
Administrative	2,700	2,700	8,100	8,100
Accounting and legal	3,052	2,688	30,232	30,215
Other property and office expenses	1,814	1,284	7,094	4,477
Management fees	90	706	773	2,119
Total expenses	10,656	69,672	63,933	131,793

Income before real estate sales	3,022	18,945	53,222	131,498

Gain on sale of real estate	199,117	—	229,622	—

Net income	$202,139	$18,945	$282,844	$131,498

Net income allocated to:
General partner	$2,052	$312	$3,006	$1,684
Limited partners	200,087	18,633	279,838	129,814

Total	$202,139	$18,945	$282,844	$131,498

Net income per weighted average limited partnership unit	$1.48	$0.14	$2.07	$0.96

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY - UNAUDITED

	Nine Months Ended September 30
	2003	2002

Balance at January 1	$3,263,675	$3,700,201
Net income	282,844	112,553
Partner distributions	(2,434,851)	(750,002)
Balance at September 30	$1,111,668	$3,062,752

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$282,844	$131,498
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	17,734	36,882
Provision for bad debts	—	50,000
Gain on sale of real estate	(229,622)	—
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	8,983	3,595
Interest receivable and other assets	5,114	(1,854)
Increase (decrease) in liabilities:
Accounts payable	15,262	(18,664)
Net cash provided by operating activities	100,315	201,457

Cash flows from investing activities:
Collection of notes receivable	691,067	17,418
Proceeds from real estate sales	1,423,900	—

Net cash provided by investing activities	2,114,967	17,418

Cash flows from financing activities:
Cash distributions	(2,434,851)	(750,002)

Net cash used by financing activities	(2,434,851)	(750,002)

Net decrease in cash	(219,569)	(531,127)

Cash at January 1	1,181,015	917,409

Cash at September 30	$961,446	$386,282

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

Cash Deposits

At September 30, 2003, the carrying amount of the Partnership’s cash deposits total $1,843,786 of which $200,000 was covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or taxes paid for the nine months ended September 30, 2003 or 2002.  The Partnership also had no non-cash investing or financing transactions for the nine months ended September 30, 2003 or 2002.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Accounts Receivable

All net accounts receivable are deemed to be collectible within the next 12 months.  A note receivable of $50,000 was deemed uncollectible during the year ended December 31, 2002, as the debtor has filed for bankruptcy.  An allowance for bad debts of $50,000 was established in 2002 and in 2003, the note was written-off.

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001. The Partnership’s last property was sold in the three months ended September 30, 2003.  Since there are no other real estate properties, operations from discontinued operations have not been separately identified.

2.                   Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 2003 and 2002:

	2003	2002

Management fees	$773	$2,119
Administrative fees	8,100	8,100
Accounting	4,860	4,860

3.                   Sale of Property

In August 2003, the Partnership sold a property leased to Mountain Jack’s Restaurant which was located in Lafayette, Indiana.  The net sales price for the property was $897,181 and a gain of $199,117 was recognized on the sale.  In March 2003, the Partnership sold a property leased to Autoworks, which was located in Bellevue, Nebraska.  The net sales price for the building was $543,893 and a gain of $30,505 was recognized on the sale.

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

	Three Months Ended
	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2002
	Actual	Proforma	Actual	Proforma

Rental Revenue:	$216	$—	$70,629	$—
Other revenue:	13,462	13,462	17,988	17,988
Operating expenses:	(10,656)	(7,656)	(69,672)	(57,378)
Net Income (loss) before real estate sales:	$3,022	$5,806	$18,945	$(39,390)

	Nine Months Ended
	September 30, 2003	September 30, 2003	September 30, 2002	September 30, 2002
	Actual	Proforma	Actual	Proforma

Rental Revenue:	$68,965	$—	$208,290	$—
Other revenue:	48,190	48,190	55,001	55,001
Operating expenses:	(63,933)	(46,199)	(131,793)	(94,911)
Net Income (loss) before real estate sales:	$53,222	$1,991	$131,498	$(39,910)

4.                   Notes Receivable

The Company had the following notes receivable at September 30, 2003 and December 31, 2002:

	2003	2002

Note from the sale of land, interest at 10%. Due upon the occurrence of certain events.	$165,750	$165,750

Note from sale of building, interest only receipts of $5,366 per month at 8.5% interest. Secured by building sold. Repaid in September 2003.	—	691,067

$50,000 note from sale of building, payable in two installments of $25,000 plus 10% interest. Fully reserved for in 2002 and written-off in 2002.	—	50,000

Total notes receivable	165,750	906,817

Allowance for bad debts	—	(50,000)

	$165,750	$856,817

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and  (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its assets.  As of September 30, 2003, the Partnership sold all of its real estate properties and has one remaining note receivable.  The Partnership is attempting to collect this final note receivable that is secured by land.

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

Revenue Recognition

Recognition of revenue has been dependent upon the quality and ability of the tenants to pay their rent in a timely manner.  Rental revenues include minimum annual rentals, adjusted for the straight-line method for the recognition of fixed future increases.  Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the

Partnership no longer has continuing involvement in the asset.  The Partnership only has one remaining note receivable that is secured by land.  The Partnership does not recognize interest income on this note receivable since it does not receive interest payments and the land, which secures this note receivable, does not produce income.

Real Estate Assets

Real estate assets were recorded at historical costs and adjusted for recognition of impairment losses.  Buildings are depreciated using the straight-line method over the tax life of 31.5 years.  The tax life does not differ materially from the economic useful life.  Expenditures for maintenance and repairs were charged to expense as incurred.  Significant renovations were capitalized.  The cost and related accumulated depreciation of real estate were removed from the accounts upon disposition.  Gains and losses arising from dispositions were reported as income or expense.

The Partnership reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered.  We consider assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts.

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  The Partnership adopted this statement but had no longer has any operating assets.  Since there are no remaining operating properties, operations from discontinued operations have not been separately identified.

Liquidity and Capital Resources

The Partnership has $961,446 in cash at September 30, 2003 and no debt.  The Partnership has no remaining operating assets which generate income but will have on-going general and administrative expenses until the Partnership is dissolved.  The Partnership intends to make a distribution of the cash available while maintaining some reserves for the on-going expenses.  The Partnership has one remaining note receivable that does not require payments until the asset securing the note, which is land located in Las Vegas, NV is sold.  Once the Partnership collects on this note receivable, it intends to distribute the remaining available cash and dissolve the Partnership.

The balance of the Partnership’s remaining note receivable at September 30, 2003 was $165,750. Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made and the underlying asset does not produce any income.  It is the intent of the Partnership is to cause the property to be marketed for sale in order to receive payment per the terms of the note.

Prior to 2002, the Partnership has paid quarterly distributions to the limited partners of the actual cash earned by the Partnership in the preceding quarter.  In 2002, the Partnership adopted a policy of paying distributions when it receives cash from a significant capital event.  Once the remaining note receivable is collected, the Partnership will make a final distribution.

Inflation is not expected to negatively impact the operations of the Partnership as there are minimal operational expenses.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Rental income decreased $68,749 or 97% from the previous year.  The net decrease was due to the property sales in 2003 and 2002.  The Partnership sold its last operating property in the three months ended September 30, 2003 and no longer receives any rents.

Overall operating expenses decreased by $59,016 in the three months ended September 30, 2003 from the three months ended September 30, 2002.   Of this amount, $50,000 related to bad debts from a note receivable from Steakhouse Partners, Inc.  The obligor had stopped making interest payments on this note and filed bankruptcy.   Depreciation expense decreased $9,294 or 73%, which was attributable to the property sales in 2003 and 2002.  Other expenses and other income did not vary significantly between the two accounting periods.

In the three months ended September 30, 2003, the Partnership recognized a gain of $199,117 from the sale of a property leased to Mountain Jack’s Restaurant, which was located in Lafayette, Indiana. There were no sales in the three months ended September 30, 2002.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Base rent decreased $139,325 or 67% from the previous year.  The net decrease was due to the property sales in 2003 and 2002.

In March 2003, the company recognized a gain of $30,505  relating to the sale of a building leased to Autoworks, in Bellevue, Nebraska.   There were no sales in the Nine months ended September 30,2002.

Operating expenses decreased by $67,860 or 51%.  Depreciation expense decreased $19,148 or 52% and management fee expenses decreased $1,346 or 64% to the nine months ended September 30, 2003 from the nine months ended September 30, 2002.  These decreases are attributable to the property sales in 2002.  Other expenses and other income did not vary significantly between the two accounting periods.

In the nine months ended September 30, 2003, the property recognized a gain of $229,622 on the sale of two properties.  There were no sales in the nine months ended September 30, 2003.

Management does not expect inflation to significantly impact the operations of the Partnership since it only has one remaining note receivable.  To the extent the collection of this final note receivable takes several years, on-going general and administrative expenses may increase due to inflation.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

The Partnership’s balance sheet contains financial instruments a note receivable.  The note contains a fixed interest rate and are thus not subject to changes in market interest rates.  The Partnership estimates that the fair value of this note approximates market value at September 30, 2003.

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

Exhibit 31.1 and 31.2. 302 Officers' Certifications

Exhibit 32.1 and 32.2. 906 Officers' Certifications

(b)	Reports on Form 8-K

The Partnership filed no reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2003	EXCEL PROPERTIES, LTD.
(Registrant)

	By:	/s/ Gary B.Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer