Form 10-K
period 2003-12-31
EXCEL PROPERTIES LTD
filed 2004-03-01
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	Commission File Number:
December 31, 2003	33-2320

EXCEL PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 310 San Diego, California 92128
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (858) 613-1800

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days and (3) is an accelerated filer (as defined in Exchange Act Rule 12 b-2).

(1) Yes  ☒     No  ☐

(2) Yes  ☒     No  ☐

(3) Yes  ☐     No  ☒

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which provides a “safe harbor” for these types of statements. You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “should,” “would,” “likely,” “will” and similar expressions in this Annual Report on Form 10-K.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Excel Properties, Ltd, including, among other things: the effect of economic, credit and market conditions in general and on real estate companies in particular, developments in the real estate industry, the ability to successfully complete real estate transactions, government approvals, actions and initiatives, reliance on tenants, and environmental risks.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the “Partnership”), was organized to purchase commercial real estate properties for cash and to hold these assets for investment.  The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), formerly known as Excel Realty Trust and Gary B. Sabin, an individual.  The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.  In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation, (the “Company”) began managing the assets of the Partnership when certain officers of New Plan resigned.  The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.  In 2003, Kausay Holdings, LLC began managing the assets of the Partnership.

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and  (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its assets. As of December 31, 2003, the Partnership sold all of its real estate properties and has one remaining note receivable.  The Partnership is attempting to collect this final note receivable that is secured by land.

The Partnership is subject to certain risks, uncertainties and other factors including, but not limited to:

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

Risk of Bankruptcy of Tenants or Obligors.  The bankruptcy or insolvency of a tenant would have an adverse impact on the property affected and on the income produced by such property.  Under bankruptcy law, a tenant has the option of assuming (continuing) or rejecting (terminating) any unexpired lease.  If the tenant assumes its lease with the Partnership, the tenant must cure all defaults under the lease and provide the Partnership with adequate assurance of its future performance under the lease.  If the tenant rejects the lease, the Partnership’s claim for breach of the lease would (absent collateral securing the claim) be treated as a general unsecured claim.  The amount of the claim would be capped at the amount owed for unpaid pre-petition lease payments unrelated to the rejection, plus the greater of one years’ lease payments or 15% of the remaining lease payments payable under the lease (but not to exceed the amount of three years’ lease payments). In February, 2002, Paragon Steakhouse, the obligor of a note to the Partnership, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

ITEM 2.          PROPERTIES

As of December 31, 2003, the Partnership sold all of its real estate properties and has one remaining note receivable.  The Partnership is attempting to collect this final note receivable that is secured by land.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

A)           A public market for the Partnership’s units does not exist.

B)            As of December 31, 2003, there were 1,589 investors holding 135,199 units.

C)            The Partnership made its first cash flow distribution from operations in May 1987.  Since that date, cash distributions have been made at the end of each calendar quarter through December 31, 2001.  In 2002, the Partnership decided to make cash distributions on an annual basis or upon a capital event which generates excess cash available for distribution.

PART II

ITEM 6.          SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the Partnership:

	2003	2002	2001	2000	1999

INCOME STATEMENT DATA

Total rental revenue	$68,966	$286,895	$493,522	$532,483	$598,103
Interest and other income	50,724	68,673	91,833	102,066	120,217

Operating expenses:
Property expenses	773	52,825	6,788	(21,612)	37,234
General and administrative	52,277	48,774	60,282	88,935	46,763
Depreciation	17,734	48,673	78,209	89,582	98,669

Net income before real estate sales	48,906	205,295	440,076	477,644	535,654

Gain on sale of real estate	229,622	108,181	727,913	—	389,300

Net income	278,528	313,476	1,167,989	477,644	924,954

Per Unit Data:
Net income	2.01	2.29	8.64	3.49	6.77
Distributions	17.90	5.49	14.89	4.47	16.83

BALANCE SHEET DATA

Net real estate	—	1,212,012	1,852,504	3,182,259	3,271,841
Cash	941,198	1,181,015	917,409	265,054	289,446

Accounts receivable, net	—	8,983	12,584	11,184	2,222
Total assets	1,107,355	3,264,141	3,719,495	4,595,140	4,717,775

Total liabilities	3	466	19,294	49,926	46,172
Partners’ equity	1,107,352	3,263,675	3,700,201	4,545,214	4,671,603

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

Asset Disposal

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting for the impairment or disposal of long-lived assets and is effective in fiscal years beginning after December 15, 2001.  The Partnership adopted this statement but no longer has any operating assets.  Since there are no remaining operating properties, operations from discontinued operations have not been separately identified.

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

Comparison of year ended December 31, 2003 to year ended December 31, 2002.

The net income of the Partnership decreased by $34,948 in 2003 when compared to 2002.  The differences in income and expenses are explained below.

Rental revenue decreased by  $217,929 or 76% to $68,966 in 2003 from $286,895 in 2002.  The decrease in rental revenue was primarily attributed to the property sales in 2003 and 2002.  The Partnership sold its last operating property in August 2003 and no longer receives any rents.

Interest income decreased $17,949 or 26% when compared to 2002.  This decrease was mostly due to lower interest rates on cash balances and notes receivable repaid in 2003 and 2002.

Operating expenses decreased by $79,489 or 53%.  Depreciation expense decreased $30,939 or 64% and management fee expenses decreased $2,052 or 73% in 2003 when compared to 2002.  These decreases are attributable to the property sales in 2003 and 2002.  Bad debt expense was $50,000 in 2002 compared to $0 in 2003. The bad debt expense in 2002 related to a $50,000 note receivable.  The obligor stopped making payments and declared bankruptcy.  As such, the partnership reserved against the full note in 2002.  Other expenses and other income did not vary significantly between the two accounting periods.

In 2003, the partnership recognized a gain of $229,622 on the sale of two properties.  In 2002, the partnership recognized a gain of $108,181 on the sale of one property.

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

Interest income decreased $23,160 or 25% from 2001.  This decrease was mostly due to lower interest rates on cash balances and notes repaid in 2001.

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

Liquidity and Capital Resources

The Partnership has  $941,198 in cash at December 31, 2003 and no debt.  The Partnership has no remaining operating assets which generate income but will have on-going general and administrative expenses until the Partnership is dissolved.  The Partnership intends to make a distribution of the cash available while maintaining some reserves for the on-going expenses.  The Partnership has one remaining note receivable that does not require payments until the asset securing the note, which is land located in Las Vegas, NV is sold.  Once the Partnership collects on this note receivable, it intends to distribute the remaining available cash and dissolve the Partnership.

The balance of the Partnership’s remaining note receivable at December 31, 2003 was $165,750. Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made and the underlying asset does not produce any income.  It is the intent of the Partnership to cause the property to be marketed for sale in order to receive payment per the terms of the note.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s balance sheet contains financial instruments in the form of interest-earning notes receivable.  The notes contain fixed interest rates and are thus not subject to changes in market interest rates.  The Partnership estimates that the fair value of the notes approximates market value at December 31, 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:

1) Report of Independent Accountants
2) Balance Sheets December 31, 2003 and 2002
3) Statements of Income Years Ended December 31, 2003, 2002 and 2001
4) Statements of Changes in Partners’ Equity Years Ended December 31, 2003, 2002 and 2001
5) Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001
6) Notes to Financial Statements
7) Financial Statement Schedules:
II - Valuation and Qualifying Accounts Years Ended December 31, 2003, 2002 and 2001

PART III

ITEM 10.       GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), and Gary B. Sabin. In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation (“Price Legacy”), began managing the assets of the Partnership when certain officers of New Plan resigned.  Price Legacy indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest. In 2003, Kausay Holdings, LLC (“Kausay”) began managing the assets of the Partnership.  Neither Gary B. Sabin nor the executive officers of Kausay receive compensation from the Partnership.  The General Partner and the officers and employees of Kausay spend such time in the administration of Partnership affairs to the extent deemed necessary.

The names, ages and positions of responsibility held by the executive officers of Kausay who spend time in the Partnership affairs are as follows:

Name	Age	Position

Gary B. Sabin	49	Principal and Managing Member
Graham R. Bullick, Ph.D	53	Principal and Member
Richard B. Muir	48	Principal and Member
Mark T. Burton	43	Principal and Member
James Y. Nakagawa	38	Principal, Member and Chief Financial Officerr
S. Eric Ottesen	48	Principal and Member

Family Relationships

Not Applicable.

Business Experience

The following is a brief background of the officers of Kausay.

Gary B. Sabin has been a principal and member of Kausay since October 2003 and served as Chief Executive Officer, President and Chairman of the Board of Directors of Price Legacy from January 1989 to October 2003.  He is a graduate of Brigham Young University and Stanford University’s Graduate School of Business where he received a master’s degree as a Sloan Fellow.  Mr. Sabin has extensive experience in the financial services industry with emphasis in the areas of commercial real estate and marketable securities.

Graham R. Bullick, Ph.d.  has been a principal and member of Kausay since October 2003 and served as President and Chief Operating Officer of Price Legacy from September 2001 to October 2003. Mr. Bullick served as Senior Vice President — Capital Markets of Price Legacy since November 1999 and in the same position with Excel Legacy Corporation since its formation. Mr. Bullick served as Senior Vice President — Capital Markets of Excel Realty Trust and then New Plan from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a Director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

Richard B. Muir has been a principal and member of Kausay since October 2003 and served as Vice Chairman of Price Legacy from September 2001 to October 2003 and Executive Vice President, Secretary and Director of New Plan and/or the Price Legacy since January 1989.  Mr. Muir has worked extensively in the field of commercial real estate, developing expertise in real estate acquisition, property management, leasing and project financing.

Mark T. Burton has been a principal and member of Kausay since October 2003 and served as Vice President of New Plan and /or the Price Legacy since January 1989 and as a Senior Vice President since January 1996.  Mr. Burton’s duties for Kausay primarily consists of the evaluation and selection of property acquisitions and dispositions.  Mr. Burton has served in various capacities with other affiliated companies since 1984.

James Y. Nakagawa has been a principal, member and Chief Financial Officer of Kausay since October 2003 and served as Chief Financial Officer of Price Legacy from October 1998 to December 2003. From March 1998 to October 1998, Mr. Nakagawa served as Controller of the Price Legacy and as Controller of New Plan from September 1994 to April 1999.  Prior to joining New Plan, Mr. Nakagawa was a manager at Coopers & Lybrand LLP.  He is a certified public accountant.

S. Eric Ottesen has been a member of Kausay since October 2003 and served as Senior Vice President , General Counsel and Assistant Secretary of Price Legacy since October 1998.  Mr. Ottesen served as Senior Vice President - Legal Affairs and Secretary of New Plan from September 1998 to April 1999.  Mr. Ottesen also served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998.  From 1987 to 1995, he was a senior partner in a San Diego law firm.

ITEM 11.       EXECUTIVE COMPENSATION

The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of New Plan, Price Legacy, or Kausay.  See ITEM 13 for compensation to the general partner.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partner units.  The following information sets forth the number of units owned directly or indirectly by affiliates.

Title of Class	Beneficial Owner	Number of Units	Percent of Units at 12/31/03

Units of Limited Partnership Interest	Gary B. Sabin	None	None

Units of Limited Partnership Interest	Price Legacy Corporation	853	0.631%

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the Kausay Holdings, LLC, Price Legacy Corporation, or their affiliates during the years ended December 31, 2003, 2002, and 2001:

Description	2003	2002	2001

Management fees	$773	$2,825	$4,801
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

ITEM 14        CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including the General Partner and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, the Partnership recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)	Documents filed as part of this report:

	(1)	(2)	Financial statements under Item 8 in Part II hereof.

	(3)		Exhibits:

			Exhibit 31.1 and 31.2.	302 Officers’ Certifications
			Exhibit 32.1 and 32.2	906 Officers’ Certifications

(B)	Reports on Form 8-K

No reports on Form 8-K have been filed during the past year.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2004	Excel Properties, Ltd.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 2003 and 2002, and the related statements of income, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole.  Financial statement Schedule II is presented for the purpose of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

SQUIRE & COMPANY, PC

February 6, 2004

Orem, Utah

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS

Real estate:
Land	$—	$599,460
Buildings	—	1,169,216
Less: accumulated depreciation	—	(556,664)
Net real estate	—	1,212,012

Cash	941,198	1,181,015

Accounts receivable, less allowance for bad debts of $0 at December 31, 2003 and 2002	—	8,983
Notes receivable, net of allowance of $50,000 at December 31, 2003 and 2002	165,750	856,817
Interest receivable	—	4,895
Other assets	407	419
Total assets	$1,107,355	$3,264,141

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable	$3	$466
Total liabilities	3	466

Partners’ Equity:
General partner’s equity	150	17,035
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding	1,107,202	3,246,640
Total partners’ equity	1,107,352	3,263,675
Total liabilities and partners’ equity	$1,107,355	$3,264,141

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001

Revenue:
Rental Income	$68,966	$286,895	493,522
Interest and other income	50,724	68,673	91,833

Total revenue	119,690	355,568	585,355

Operating Expenses:
Depreciation	17,734	48,673	78,209
Accounting and legal	33,121	32,792	41,235
Administrative	10,800	10,800	10,800
Office and other expenses	8,356	5,183	8,247
Management fees	773	2,825	4,801
Bad debts	—	50,000	1,987

Total operating expenses	70,784	150,273	145,279

Net income before real estate sales	48,906	205,295	440,076
Gain - sales of real estate	229,622	108,181	727,913

Net income	$278,528	$313,476	$1,167,989

Net income allocated to:
General partner	$7,315	$3,621	$12,462
Limited partners	271,213	309,855	1,155,527

Total	$278,528	$313,476	$1,167,989

Net income per weighted average limited partnership unit	$2.01	$2.29	$8.55

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

	General Partners	Limited Partners	Total

Balance at January 1, 2001	$28,582	$516,632	$4,545,214
Net Income - 2001	12,462	1,155,527	1,167,989
Partner distributions - 2001	(20,130)	(1,992,872)	(2,013,002)
Balance at December 31, 2001	20,914	3,679,287	3,700,201
Net income - 2002	3,621	309,855	313,476
Partner distributions - 2002	(7,500)	(742,502)	(750,002)
Balance at December 31, 2002	17,035	3,246,640	3,263,675
Net income - 2003	7,315	271,213	278,528
Partner distributions - 2003	(24,200)	(2,410,651)	(2,434,851)
Balance at December 31, 2003	$150	$1,107,202	$1,107,352

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$278,528	$313,476	$1,167,989
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	17,734	48,673	78,209
Allowance for doubtful accounts	—	50,000	—
Gain on sale of real estate	(229,622)	(108,181)	(727,913)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	8,983	3,602	(1,400)
Interest receivable	4,895	1,701	5,695
Other assets	12	(308)	2,381
Decrease in liabilities:
Accounts payable	(463)	(18,828)	(15,118)
Deferred rental income	—	—	(15,514)

Net cash provided by operating activities	80,067	290,135	494,329

Cash flows from investing activities:
Proceeds from real estate sales	1,423,900	700,000	1,929,459
Collection of notes receivable	691,067	23,473	241,569

Net cash provided by investing activities	2,114,967	723,473	2,171,028

Cash flows from financing activities:
Cash distributions	(2,434,851)	(750,002)	(2,013,002)

Net cash used by financing activities	(2,434,851)	(750,002)	(2,013,002)

Net increase (decrease) in cash	(239,817)	263,606	652,355

Cash at beginning of year	1,181,015	917,409	265,054

Cash at end of year	$941,198	$1,181,015	$917,409

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

Cash Deposits

At December 31, 2003, the carrying amount of the Partnership’s cash deposits total $1,181,015.  The bank balances are $1,279,078 of which $200,000 which is covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or taxes paid for the years ended December 31, 2003, 2002, or 2001. The Partnership issued a note receivable as part of a sale of real estate during the year ended December 31, 2001.  The Partnership had no noncash investing or financing transactions in 2003 or 2002.

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

2.  Financial Statement and Tax Return Differences

The Partnership had the following differences between the financial statements and the Partnership tax return.

	2003	2002	2001
Net income:
Financial statements	$278,528	$313,476	$1,167,989
Tax returns	542,543	372,443	1,176,228
Difference	$(264,015)	$(58,967)	$(8,239)

Difference is due to:
Allowance for bad debts	$—	$(50,000)	$—
Deferred gain - sale of building	(264,015)	(8,967)	(8,239)
	$(264,015)	$(58,967)	$(8,239)

Partners’ equity:
Financial statements	$1,107,352	$3,263,675	$3,700,201
Tax returns	2,654,120	4,546,477	4,924,036
Difference	$(1,546,768)	$(1,282,802)	$(1,223,835)

Difference is due to:
Syndication costs	$(1,496,818)	$(1,496,818)	$(1,496,818)
Allowance for bad debts	(50,000)	(50,000)	—
Deferred gain on sale of building	—	264,016	272,983
Distributions payable	50	—	—
	$(1,546,768)	$(1,282,802)	$(1,223,835)

3.  Fees Paid to General Partner:

The Partnership has paid the General Partner or its affiliates the following fees:

	2003	2002	2001

Management fees	$773	$2,825	$4,801
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

4.  Notes Receivable:

The Company had the following notes receivable at December 31, 2003 and 2002:

	2003	2002

Note from the sale of land. Secured by land. Currently due.	$165,750	$165,750

Note from sale of building, receipts of $5,366 per month at 8.5% interest. Secured by building sold. Repaid September 2003.	—	691,067

Note from sale of building. Currently due. Interest at 10% interest. Payee has declared bankruptcy. Amount fully reserved for.	50,000	50,000

Total notes receivable	215,750	930,290
Allowance for Bad Debts	(50,000)	(50,000)
	$165,750	$856,817

5.  Real Estate:

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

The Partnership has sold all its operating properties.  The following unaudited Pro Forma Condensed Statements of Income have been presented as if all the property dispositions that occurred in the past three years had occurred on January 1, 2000.  This information is presented for comparative purposes only and may not be indicative of the actual results had all the property dispositions occurred on January 1, 2000.

	For the Year Ended December 31
	(Pro forma)
	2003	2002	2001

Rental Revenue:	$—	$—	$—
Other revenue:	50,724	68,673	91,833
Operating expenses:	(52,277)	(48,775)	(60,282)

Operating (loss) income:	$(1,553)	$19,898	$31,551

EXCEL PROPERTIES, LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Description	Balance at Beginning of Year	Additions	Deductions	Amount	Balance at End of Year
		Charged to Expense	Description

Year ended December 31, 2003:

Allowance for bad debts	$50,000	0	Written-off bad debts	$0	$50,000

Year ended December 31, 2002:

Allowance for bad debts	$0	50,000	Written-off bad debts	$0	$50,000

Year ended December 31, 2001:

Allowance for bad debts	$0	1,987	Written-off bad debts	$1,987	$0