Form 10-Q
period 2004-03-31
EXCEL PROPERTIES LTD
filed 2004-04-20
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PERSUANT TO  SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:

March 31, 2004	33-2320

EXCEL PROPERTIES, LTD.
(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 300 San Diego, California 92128
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (858) 675-9400

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

INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheets
March 31, 2004 (Unaudited)
December 31, 2003

Statements of Income
Three Months Ended March 31, 2004 (Unaudited)
Three Months Ended March 31, 2003 (Unaudited)

Statements of Changes in Partners’ Equity
Three Months Ended March 31, 2004 (Unaudited)
Three Months Ended March 31, 2003 (Unaudited).

Statements of Cash Flows
Three Months Ended March 31, 2004 (Unaudited)
Three Months Ended March 31, 2003 (Unaudited).

Notes to Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

EXCEL PROPERTIES, LTD

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash	$64,705	$941,198
Notes receivable, net of allowance of $50,000 in both 2004 and 2003	165,750	165,750
Interest receivable and other assets	—	407

Total assets	$230,455	$1,107,355

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable	$8,235	$3
Total liabilities	8,235	3

Partners’ Equity:
General partner’s equity	—	150
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding in 2004 and 2003, respectively.	222,220	1,107,202
Total partners’ equity	222,220	1,107,352
Total liabilities and partners’ equity	$230,455	$1,107,355

EXCEL PROPERTIES, LTD

STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended March 31,
	2003	2002

Revenue:
Rental revenue	$——	$54,139
Interest and other income	2,011	17,722
Total revenue	2,011	71,861

Operating Expenses:
Accounting and legal	32,046	23,458
Depreciation	—	8,773
Administrative	2,700	2,700
Office expenses	2,339	1,839
Management fees	—	504

Total operating expenses	37,085	37,274

Net income (loss) before real estate sales	$(35,074)	$34,587

Gain – sale of real estate	—	30,505

Net income(loss)	$(35,074)	$65,092

Net income (loss) allocated to:
General partner	$(350)	$738
Limited partners	(34,724)	64,354

Total	$(35,074)	$65,092

Net income(loss) per weighted average limited partnership unit	$(0.26)	$0.32

EXCEL PROPERTIES, LTD

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY - UNAUDITED

	Three Months Ended March 31,
	2004	2003

Balance at January 1	$1,107,352	$3,263,675
Net income (loss)	(35,074)	65,092
Partner distributions	(850,058)	(900,000)
Balance at March 31	$222,220	$2,428,767

EXCEL PROPERTIES, LTD

STATEMENTS OF CASH FLOWS - UNAUDITED

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(35,074)	$65,092
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	—	8,773
Gain on sale of real estate	—	(30,505)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	—	(8,305)
Interest receivable and other assets	407	488
Increase in liabilities:
Accounts payable	8,232	7,927

Net cash provided (used) by operating activities	(26,435)	43,470

Cash flows from investing activities:
Proceeds from sale of real estate	—	543,893
Collection of notes receivable	—	5,850

Net cash provided by investing activities	—	549,743

Cash flows from financing activities:
Cash distributions	(850,058)	(900,000)

Net cash used by financing activities	(850,058)	(900,000)

Net decrease in cash	(876,493)	(306,787)

Cash at January 1	941,198	1,181,015

Cash at March 31	$64,705	$874,228

EXCEL PROPERTIES, LTD.

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

1.                   Summary of Significant Accounting Policies:

The financial statements reflect all adjustments of a recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial statements.  No adjustments were necessary which were not of a recurring nature.  These financial statements should be read in conjunction with the financial statements and accompanying footnotes included in the December 31, 2003 Form 10-K.

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

Cash Deposits

At March 31, 2004, the carrying amount of the Partnership’s cash deposits totaled $64,705, which was all covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or income taxes paid for the three months ended March 31, 2004 or 2003.  The Partnership also had no significant non-cash investing or financing transactions for the three months ended March 31, 2004 or 2003.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Accounts Receivable

All net accounts receivable are deemed to be collectible within the next 12 months.  A note receivable of $50,000 was deemed uncollectible during the year ended December 31, 2002, as the debtor filed for bankruptcy.  An allowance for bad debts of $50,000 has been established.

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

2.                   Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the three months ended March 31, 2004 and 2003:

	2004	2003

Administrative fees	$2,700	$2,700
Accounting	1,620	1,620
Management fees	—	336

3.                   Notes Receivable

The Partnership had the following notes receivable at March 31, 2004 and December 31, 2003:

	2004	2003

Note from the sale of land, interest at 10%. Secured by land sold. Currently due.	$165,750	$165,750

Note from sale of building. Due December 2002. Interest at 10% interest.	50,000	50,000

Total notes receivable	$215,750	$215,750

Allowance for bad debts	(50,000)	(50,000)

	$165,750	$165,750

4.                   Sale of Property

The Partnership sold its remaining operating properties in 2003.  The following unaudited Pro Forma Condensed Statements of Income have been presented for the three months ended March 31, 2003 as if all the property dispositions that occurred in 2003, had occurred on January 1, 2003. This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 2002.

	Three Months Ended
	March 31, 2003	March 31, 2003
	Actual	Proforma

Rental Revenue:	$54,139	$—
Other revenue:	17,722	17,722
Operating expenses:	(37,274)	(27,997)
Net income (loss) before real estate sales:	$34,587	$(10,275)

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, but rather reflect current expectations concerning future results and events.  The words “believes,”  “expects,” “intends,” “plans,”  “anticipates,”  “likely,” “will” and similar expressions identify such forward-looking statements.  These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Partnership’s control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.  These factors include, but are not limited to, the Partnership’s market effect on property sales, reliance on tenants, and environmental risks.  These factors are discussed in greater detail under the caption “Certain Cautionary Statements” in the Partnership’s annual Report on Form 10-K for the year ended December 31, 2003.

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and  (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its assets, including its real estate properties.  As of March 31, 2004, the Partnership sold all of its real estate properties and has two remaining note receivables, one of which is fully reserved for. The Partnership is attempting to collect the final note receivable that is not fully reserved for.  This note is secured by land.

Critical Accounting Policies and Estimates

General

The financial statements including in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  Preparation of our financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related notes.  The Partnership believes that the following accounting policies are critical because they affect the more significant judgments and estimates used in the preparation of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to Financial Statements in this Form 10-Q. Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Recognition of revenue has been dependent upon the quality and ability of the tenants to pay their rent in a timely manner.  Rental revenues include minimum annual rentals, adjusted for the straight-line method for the recognition of fixed future increases.  Gain or loss on sale of real estate is recognized when the sales contract is executed, title has passed, payment is received, and the Partnership no longer has continuing involvement in the asset.  The Partnership only has one remaining note receivable that is not fully reserved for.  This note is secured by land.  The Partnership does not recognize interest income on this note receivable since it does not receive interest payments and the land, which secures this note receivable, does not produce income.

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

The Partnership reviews long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered.  The Partnership considers assets to be impaired and write them down to fair value if their expected associated future undiscounted cash flows are less than their carrying amounts.

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

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

Rental revenue was $0 in the three months ended March 31, 2004 compared to $54,139 in the three months ended March 31, 2003.  There was no rental revenue in 2004 since the Partnership’s remaining operating properties were sold in 2003.  Interest income was $2,011 in the three months ended March 31, 2004 compared to $17,722 in the three months ended March 31, 2003.  This difference is primarily related to a note that was outstanding in the amount of $685,217at March 31, 2003 and was paying interest at 8.5%.  This note was repaid in September 2003.

In the three months ended March 31, 2004 accounting and legal expenses were $32,046 compared to $23,458 in the three months ended March 31, 2003.  This increase was primarily due to expenses related to the preparation of the 2003 partner tax filings in 2004.  Depreciation expense was $8,773 in 2003 compared to $0 in 2004 since the Partnership no longer owned any depreciable real estate in 2004.  The other expenses did not significantly vary between the two periods.

In the three months ended March 31, 2003, there was gains on sales of real estate of $30,505.  There were no real estate sales in 2004.

Liquidity and Capital Resources

The Partnership has  $64,705 in cash at March 31, 2004.  The Partnership has no remaining operating assets which generate income but will have on-going general and administrative expenses until the Partnership is dissolved.   The Partnership has one remaining note receivable (not fully reserved for).  This note does not require cash payments until the asset securing the note, which is land located in Las Vegas, NV is sold.  Once the Partnership collects on this note receivable, it intends to distribute the remaining available cash and dissolve the Partnership.

The balance of the Partnership’s remaining note receivable at March 31, 2004 was $165,750. Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made and the underlying asset does not produce any income.  It is the intent of the Partnership to cause the property to be marketed for sale in order to receive payment per the terms of the note.

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

PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted since no events occurred with respect to these items.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1 and 31.2.	302 Officers’ Certifications

	Exhibit 32.1 and 32.2.	906 Officers’ Certifications

(b)	Reports on Form 8-K:

The Partnership filed no reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2004	EXCEL PROPERTIES, LTD.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer