Form 10-Q
period 2004-06-30
EXCEL PROPERTIES LTD
filed 2004-07-16
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:

June 30, 2004	33-2320

EXCEL PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 310     San Diego, California  92128

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (858) 613-1800

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

EXCEL PROPERTIES, LTD.

INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheets
June 30, 2004 (Unaudited) December 31, 2003

Statements of Income
Three Months Ended June 30, 2004 (Unaudited)
Three Months Ended June 30, 2003 (Unaudited)
Six Months Ended June 30, 2004 (Unaudited)
Six Months Ended June 30, 2003 (Unaudited)

Statements of Changes in Partners’ Equity
Six Months Ended June 30, 2004 (Unaudited)
Six Months Ended June 30, 2003 (Unaudited)

Statements of Cash Flows
Six Months Ended June 30, 2004 (Unaudited)
Six Months Ended June 30, 2003 (Unaudited)

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Cash	99,436	941,148
Notes receivable, net of allowance of $50,000 in 2003	165,750	165,750
Other assets	296	407

Total assets	$265,482	$1,107,355

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable:	$6	$3
Total liabilities	6	3

Partners’ equity:
General partner’s equity	229	150
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding in 2004 and 2003, respectively.	265,247	1,107,202
Total partners’ equity	265,476	1,107,352

Total liabilities and partners’ equity	$265,482	$1,107,355

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Rental income	$—	$14,610	$—	$68,749
Recovery of bad debts	48,644	—	48,644	—
Interest income	327	17,006	2,338	34,728

Total revenue	48,971	31,616	50,982	103,477

Expenses:
Administrative	2,700	2,700	5,400	5,400
Accounting and legal	1,620	3,722	33,666	27,180
Other property and office expenses	1,594	3,441	3,933	5,280
Depreciation	—	5,961	—	14,734
Management fees	—	179	—	683
Total expenses	5,914	16,003	42,999	53,277

Net income before real estate sales	43,057	15,613	7,983	50,200

Gain on sale of real estate	—	—	—	30,505

Net income	$43,057	$15,613	$7,983	$80,705

Net income allocated to:
General partner	$430	$216	$80	$954
Limited partners	42,627	15,397	7,903	79,751

Total	$43,057	$15,613	$7,983	$80,705

Net income per weighted average limited partnership unit	$0.32	$0.11	$0.06	$0.59

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY - UNAUDITED

	Six Months Ended June 30
	2004	2003

Balance at January 1	$1,107,352	$3,263,675
Net income	7,983	80,705
Partner distributions	(849,859)	(1,434,562)

Balance at June 30	$265,476	$1,909,818

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30
	2004	2003

Cash flows from operating activities:
Net income	$7,983	$80,705
Adjustments to reconcile net income to net cash
provided by operations:
Recovery of bad debts	(48,644)	—
Depreciation	—	14,734
Gain on sale of real estate	—	(30,505)
Changes in operating assets and liabilities:
Decrease in assets:
Other assets	111	247
Increase (decrease) in liabilities:
Accounts payable	3	(61)
Net cash provided by operating activities	(40,547)	65,120

Cash flows from investing activities:
Collection of notes receivable	48,644	11,655
Proceeds from real estate sales	—	543,893

Net cash provided by investing activities	48,644	555,548

Cash flows from financing activities:
Cash distributions	(849,859)	(1,434,562)

Net cash used by financing activities	(849,859)	(1,434,562)

Net decrease in cash	(841,762)	(813,894)

Cash at January 1	941,198	1,181,015

Cash at June 30	$99,436	$367,121

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

Real Estate

Land and buildings were recorded at cost.  Buildings were depreciated using the straight-line method over the tax life of 31.5 years.  Management estimates that the tax life did not differ materially from the economic useful life. Expenditures for maintenance and repairs were charged to expense as incurred.  Significant renovations are capitalized.  The cost and related accumulated depreciation of real estate were removed from the accounts upon disposition.  Gains and losses arising from dispositions are reported as income or expense.

The Partnership assessed whether there was an impairment in the value of its real estate by considering factors such as expected future operating income, trends, and prospects, as well as the effects of the demand, competition and other economic factors.  Such factors include a lessee’s ability to pay rent under the terms of the lease.  If a property was leased at a significantly lower rent, the Partnership recognized a permanent impairment loss if the income stream was not sufficient to recover its investment.

Cash Deposits

At June 30, 2004, the carrying amount of the Partnership’s cash deposits totaled $463,445, of which $100,000 was covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or income taxes paid for the six months ended June 30, 2004 or 2003.  The Partnership also had no significant non-cash investing or financing transactions for the six months ended June 30, 2004 or 2003.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Notes Receivable

All notes receivable are deemed to be collectible within the next 12 months.

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

 2.                Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the six months ended June 30, 2004 and 2003:

	2004	2003

Administrative fees	$5,400	$5,400
Accounting	3,240	3,240
Management fees	—	683

The accompanying notes are an integral part
of the financial statements.

 3.                Notes Receivable

The Partnership had the following notes receivable at June 30, 2004 and December 31, 2003:

	2004	2003

Note from the sale of land, interest at 10%. Secured by land. Currently due.	$165,750	$165,750

Note from sale of building.	—	50,000

Total notes receivable	$165,750	$215,750

Allowance for bad debts	—	(50,000)

	$165,750	$165,750

4.                   Sale of Property

The Partnership sold its remaining operating properties in 2003.  The following unaudited Pro Forma Condensed Statements of Income have been presented for the periods ended June 30, 2003  as if all the property dispositions that occurred in 2003, had occurred on January 1, 2003. This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 2002.

	Three Months Ended		Six Months Ended
	June 30, 2003 Actual	June 30, 2003 Proforma	June 30, 2003 Actual	June 30, 2003 Proforma

Rental Revenue:	$14,610	$—	$68,749	$—
Other revenue:	17,006	17,006	34,728	34,728
Operating expenses:	(16,003)	(9,863)	(53,277)	(37,860)
Net Income before real estate sales:	$15,613	$7,143	$50,200	$(3,132)

The accompanying notes are an integral part
of the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Nature of Business

Excel Properties, Ltd., a California limited partnership (the “Partnership”), was organized to purchase commercial real estate properties for cash and to hold these assets for investment.  The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), formerly known as Excel Realty Trust and Gary B. Sabin, an individual.  The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.  In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation,  (the “Company”) began managing the assets of the Partnership when certain officers of New Plan resigned.  The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.  In 2003, Kausay Holdings, LLC began managing the assets of the Partnership.  Mr. Sabin is a principal in Kausay Holdings, LLC.

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and  (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its assets, including its real estate properties.  As of June 30, 2004, the Partnership sold all of its real estate properties and has one remaining note receivable. The Partnership is attempting to collect this final note receivable.  This note is secured by land.

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

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

Rental revenue was $0 in the three months ended June 30, 2004 compared to $14,610 in the three months ended June 30, 2003.  There was no rental revenue in 2004 since the Partnership’s remaining operating properties were sold in 2003.  Interest income was $327 in the three months ended June 30, 2004 compared to $17,006 in the three months ended June 30, 2003.  This difference is primarily related to a note that was outstanding in the amount of $679,412 at June 30, 2003 and was paying interest at 8.5%.  This note was repaid in September 2003.

In the three months ended June 30, 2004, the Partnership recovered  $48,644 related to a note receivable that was previously reserved for.  This receivable was from Steakhouse Partners, Inc.  The Parthership reserved against the receivable when the obligor stopped making its required monthly interest payments and filed bankruptcy.  In May 2004, the Partnership received $48,644 and recorded the amount as revenue.

Depreciation expense was $5,961 in 2003 compared to $0 in 2004 since the Partnership no longer owned any depreciable real estate in 2004.  Accounting and legal expenses and Other property and office expenses decreased from $3,722 and $3,441 in 2003 to $1,620 and $1,594 in 2004, respectively, due to the partnership not owning any more real estate. The other expenses did not significantly vary between the two periods.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

Rental revenue was $0 in the six months ended June 30, 2004 compared to $68,749 in the six months ended June 30, 2003.  There was no rental revenue in 2004 since the Partnership’s remaining operating properties were sold in 2003.  Interest income was $2,338 in the six months ended June 30, 2004 compared to $34,728 in the six months ended June 30, 2003.  This difference is primarily related to a note that was outstanding in the amount of $679,412 at June 30, 2003 and was paying interest at 8.5%.  This note was repaid in September 2003.

As discussed above, in the six months ended June 30, 2004, the Partnership recovered $48,644 related to a note receivable that was previously reserved for.  This receivable was from Steakhouse Partners, Inc.  The Parthership reserved against the receivable when the obligor stopped making its required monthly interest payments and filed bankruptcy.  In May 2004, the Partnership received $48,644 and recorded the amount as revenue.

In the six months ended June 30, 2004 accounting and legal expenses were $33,666 compared to $27,180 in the six months ended June 30, 2003.  This increase was primarily due to expenses related to the preparation of the 2003 partner tax filings in 2004.  Depreciation expense was $14,734 in 2003 compared to $0 in 2004 since the Partnership no longer owned any depreciable real estate in 2004.  The other expenses did not significantly vary between the two periods.

In the six months ended June 30, 2003, there were gains on sales of real estate of $30,505.  There were no real estate sales in 2004.

Liquidity and Capital Resources

The Partnership has  $99,436 in cash at June 30, 2004.  The Partnership has no remaining operating assets which generate income but will have on-going general and administrative expenses until the Partnership is dissolved.   The Partnership has one remaining note receivable which is secured by land located in Las Vegas, NV.  The obligor is attempting to sell or finance the property to repay the note. Once the Partnership collects this note receivable, it intends to distribute the remaining available cash and dissolve the Partnership.  There are no assurances when the Partnership will collect the note receivable or if the obligor will be successful in repaying the note.

The balance of the Partnership’s note receivable at June 30, 2004 was $165,750. Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made and the underlying asset does not produce any income.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s balance sheet contains a financial instruments in the form of interest-earning note receivable.  The Partnership estimates that the fair value of the note approximates market value at June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

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

The Partnership filed no reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 16, 2004	EXCEL PROPERTIES, LTD.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer