Form 10-Q
period 2004-09-30
EXCEL PROPERTIES LTD
filed 2004-10-21
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
September 30, 2004	33-2320

EXCEL PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 310    San Diego, California  92128

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (858) 613-1800

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

(1)           Yes  ☒      No  ☐

(2)           Yes  ☒      No  ☐

(3)           Yes  ☐      No  ☒

EXCEL PROPERTIES, LTD.

INDEX TO FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheets
September 30, 2004 (Unaudited)
December 31, 2003

Statements of Income
Three Months Ended September 30, 2004 (Unaudited)
Three Months Ended September 30, 2003 (Unaudited)
Nine Months Ended September 30, 2004 (Unaudited)
Nine Months Ended September 30, 2003 (Unaudited)

Statements of Changes in Partners’ Equity
Nine Months Ended September 30, 2004 (Unaudited)
Nine Months Ended September 30, 2003 (Unaudited)

Statements of Cash Flows
Nine Months Ended September 30, 2004 (Unaudited)
Nine Months Ended September 30, 2003 (Unaudited)

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

EXCEL PROPERTIES, LTD.

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Cash	94,126	941,148
Notes receivable, net of allowance of $50,000 in 2003	165,750	165,750
Other assets	296	407

Total assets	$260,172	$1,107,355

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable:	$2	$3
Total liabilities	2	3

Partners’ equity:
General partner’s equity	196	150
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding in 2004 and 2003, respectively.	259,974	1,107,202
Total partners’ equity	260,170	1,107,352

Total liabilities and partners’ equity	$260,172	$1,107,355

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Rental income	$—	$13,462	$—	$68,965
Recovery of bad debts	—	—	48,644	—
Interest income	325	216	2,663	48,190

Total revenue	325	13,678	51,307	117,155

Expenses:
Administrative	2,700	2,700	8,100	8,100
Accounting and legal	2,152	3,052	35,818	30,232
Other property and office expenses	779	1,814	4,712	7,094
Depreciation	—	3,000	—	17,734
Management fees	—	90	—	773
Total expenses	5,631	10,656	48,630	63,933

Net (loss) income before real estate sales	(5,306)	3,022	2,677	53,222

Gain on sale of real estate	—	199,117	—	229,622

Net (loss) income	$(5,306)	$202,139	$2,677	$282,844

Net (loss) income allocated to:
General partner	$(53)	$2,052	$27	$3,006
Limited partners	(5,253)	200,087	2,650	279,838

Total	$(5,306)	$202,139	$2,677	$282,844

Net (loss) income per weighted average limited partnership unit	$(0.04)	$1.48	$0.02	$2.07

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY - UNAUDITED

	Nine Months Ended September 30
	2004	2003

Balance at January 1	$1,107,352	$3,263,675

Net income	2,677	282,844

Partner distributions	(849,859)	(2,434,851)

Balance at September 30	$260,170	$1,111,668

The accompanying notes are an integral part
of the financial statements.

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30
	2004	2003

Cash flows from operating activities:
Net income	$2,677	$282,844
Adjustments to reconcile net income to net cash provided by operations:
Recovery of bad debts	(48,644)	—
Depreciation	—	17,734
Gain on sale of real estate	—	(229,622)
Changes in operating assets and liabilities:
Decrease in accounts receivable and other assets	111	14,097
(Decrease) increase in accounts payable	(1)	15,262
Net cash provided by operating activities	(45,857)	100,315

Cash flows from investing activities:
Collection of notes receivable	48,644	691,067
Proceeds from real estate sales	—	1,423,900

Net cash provided by investing activities	48,644	2,114,967

Cash flows from financing activities:
Cash distributions	(849,859)	(2,434,851)

Net cash used by financing activities	(849,859)	(2,434,851)

Net decrease in cash	(847,072)	(219,569)

Cash at January 1	941,198	1,181,015

Cash at September 30	$94,126	$961,446

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

Cash Deposits

At September 30, 2004, the carrying amount of the Partnership’s cash deposits was all covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or income taxes paid for the nine months ended September 30, 2004 or 2003. The Partnership also had no significant non-cash investing or financing transactions for the nine months ended September 30, 2004 or 2003.

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

2.      Fees Paid to General Partner

The Partnership has paid the General Partner or its affiliates the following fees for the nine months ended September 30, 2004 and 2003:

	2004	2003

Administrative fees	$8,100	$8,100
Accounting	4,860	4,860
Management fees	—	773

The accompanying notes are an integral part
of the financial statements

3.      Notes Receivable

The Partnership had the following notes receivable at September 30, 2004 and December 31, 2003:

	2004	2003

Note from the sale of land, interest at 10%. Secured by land. Currently due.	$165,750	$165,750

Note from sale of building.	—	50,000

Total notes receivable	$165,750	$215,750

Allowance for bad debts	—	(50,000)

	$165,750	$165,750

4.      Sale of Property

The Partnership sold its remaining operating properties in 2003.  The following unaudited Pro Forma Condensed Statements of Income have been presented for the periods ended September 30, 2003 as if all the property dispositions that occurred in 2003, had occurred on January 1, 2003. This information is presented for comparative purposes only and may not be indicative of the actual results had the property dispositions occurred on January 1, 2003.

	Three Months Ended September 30 2003		Nine Months Ended September 30, 2003
	Actual	Proforma	Actual	Proforma

Rental Revenue:	$13,462	$—	$68,965	$—
Other revenue:	216	216	48,190	48,190
Operating expenses:	(10,656)	(7,566)	(63,933)	(45,426)
Net Income (loss) before real estate sales:	$3,022	$(7,350)	$53,222	$2,764

The accompanying notes are an integral part
of the financial statements

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

The principal investment objectives of the Partnership were originally to provide to its limited partners: (1) preservation, protection and eventual return of the investment, (2) distributions of cash from operations, some of which may be a return of capital for tax purposes rather than taxable income, and (3) realization of long-term appreciation in value of properties. In recent years, the Partnership has been attempting to sell all of its assets, including its real estate properties.  As of September 30, 2004, the Partnership sold all of its real estate properties and has one remaining note receivable. The Partnership is attempting to collect this final note receivable.  This note is secured by land.

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

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Rental revenue was $0 in the three months ended September 30, 2004 compared to $13,462 in the three months ended September 30, 2003.  There was no rental revenue in 2004 since the Partnership’s remaining operating properties were sold in 2003.

Depreciation expense was $3,000 in 2003 compared to $0 in 2004 since the Partnership no longer owned any depreciable real estate in 2004.  Accounting and legal expenses and Other property and office expenses decreased from $3,052 and $1,814 in 2003 to $2,152 and $779 in 2004, respectively, due to the partnership not owning any more real estate and thus having less overall expenses. The other expenses did not significantly vary between the two periods.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Rental revenue was $0 in the nine months ended September 30, 2004 compared to $68,965 in the nine months ended September 30, 2003.  There was no rental revenue in 2004 since the Partnership’s remaining operating properties were sold in 2003.  Interest income was $2,663 in the nine months ended September 30, 2004 compared to $48,190 in the nine months ended September 30, 2003.  This difference is primarily related to a note that was outstanding in the amount of $691,067 at December 31, 2002 and was paying interest at 8.5%.  This note was repaid in September 2003.

In the second quarter of 2004, the Partnership recovered $48,644 related to a note receivable that was previously reserved for.  This receivable was from Steakhouse Partners, Inc.  The Parthership reserved against the receivable when the obligor stopped making its required monthly interest payments and filed bankruptcy.  In May 2004, the Partnership received $48,644 and recorded the amount as revenue.  There was no such activity in 2003.

In the nine months ended September 30, 2004 accounting and legal expenses were $35,818 compared to $30,232 in the nine months ended September 30, 2003.  This increase was primarily due to expenses related to the preparation of the 2003 partner tax filings in 2004.  Depreciation expense was $17,734 in 2003 compared to $0 in 2004 since the Partnership no longer owned any depreciable real estate in 2004.

The other expenses did not significantly vary between the two periods.

In the nine months ended September 30, 2003, there were gains on sales of real estate of $229,622.  There were no real estate sales in 2004.

Liquidity and Capital Resources

The Partnership has $94,126 in cash at September 30, 2004.  The Partnership has no remaining operating assets which generate income but will have on-going general and administrative expenses until the Partnership is dissolved.  The Partnership has one remaining note receivable which is secured by land located in Las Vegas, NV.  The obligor is attempting to sell or finance the property to repay the note. Once the Partnership collects this note receivable, it intends to distribute the remaining available cash and dissolve the Partnership.  There are no assurances when the Partnership will collect the note receivable or if the obligor will be successful in repaying the note.

The balance of the Partnership’s note receivable at September 30, 2004 was $165,750. Although the note bears interest at 10%, the Partnership has not recognized any interest income from the note since no interest payments have been made and the underlying asset does not produce any income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership’s balance sheet contains a financial instruments in the form of interest-earning note receivable.  The Partnership estimates that the fair value of the note approximates market value at September 30, 2004.

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

The Partnership filed no reports on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 21, 2004	EXCEL PROPERTIES, LTD.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer