Form 10-K
period 2004-12-31
EXCEL PROPERTIES LTD
filed 2005-02-23
CIK 785932

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT UNDER SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:	Commission File Number:
December 31, 2004	33-2320

EXCEL PROPERTIES, LTD.

(Exact name of registrant as specified in its charter)

CALIFORNIA	87-0426335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17140 Bernardo Center Drive, Suite 310; San Diego, California 92128
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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Excel Properties, Ltd., a California limited partnership (the “Partnership”), was organized to purchase commercial real estate properties for cash and to hold these assets for investment.  The Partnership has dissolved and completed winding up its affairs and completed distributions to its partners in December 2004.  The Partnership filed its cancellation of certificate of limited partnership in February 2005 and anticipates it will file its final federal and California state tax returns by March 2005.  The Partnership’s certificate of Limited Partnership will be cancelled and its existence terminated upon the State of California’s issuance of a tax clearance certificate.  The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), formerly known as Excel Realty Trust and Gary B. Sabin, an individual.  The Partnership was formed on September 19, 1985 and will continue in existence until December 31, 2015, unless dissolved earlier under certain circumstances.  In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation, (the “Company”) began managing the assets of the Partnership when certain officers of New Plan resigned.  The Company has indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.  In 2003, Excel Realty Holdings, LLC (formerly Kausay Holdings, LLC) began managing the assets of the Partnership.

The Partnership has been subject to certain risks, uncertainties and other factors including, but not limited to:

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

ITEM 2.  PROPERTIES

The Partnership sold its last two real properties in 2003.  In 2004, the Partnership received payment on two promissory notes, which were its last remaining investment assets and made it final distribution to the partners after the last promissory note was paid in December 2004.  The Partnership continues to earn interest on some outstanding checks which it intends to offset against any final miscellaneous expenses

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  MARKET FOR REGISTRANT’S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

A)                 A public market for the Partnership’s units does not exist.

B)                   As of December 31, 2004, there were 1,589 investors holding 135,199 units.

C)                   The Partnership made its first cash flow distribution from operations in May 1987.  Since that date, cash distributions have been made at the end of each calendar quarter through December 31, 2001.  In 2002, the Partnership decided to make cash distributions on an annual basis or upon a capital event which generates excess cash available for distribution. In December 2004, the Partnership made its final distribution.

PART II

ITEM 6.  SELECTED FINANCIAL DATA

The following information has been selected from the financial statements of the Partnership:

	2004	2003	2002	2001	2000
INCOME STATEMENT DATA

Total rental revenue	$—	$68,966	$286,895	$493,522	$532,483
Interest and other income	63,705	50,724	68,673	91,833	102,066

Operating expenses:
Property expenses	—	773	52,825	6,788	(21,612)
General and administrative	40,694	52,277	48,775	60,282	88,935
Depreciation	—	17,734	48,673	78,209	89,582

Net income before real estate sales	23,011	48,906	205,295	440,076	477,644

Gain on sale of real estate	—	229,622	108,181	727,913	—

Net income	23 011	278,528	313,476	1,167,989	477,644
Per Unit Data:
Net income	0.09	2.01	2.29	8.55	3.49
Distributions	8.28	17.83	5.49	14.74	4.42

BALANCE SHEET DATA

Net real estate	—	—	1,212,012	1,852,504	3,182.259
Cash	92	941,198	1,181,015	917,409	265,054
Accounts receivable, net	—	—	8,983	12,584	11,184
Total assets	92	1,107,355	3,264,141	3,719,495	4,595,140

Total liabilities	—	3	466	19,294	49,926
Partners’ equity	92	1,107,352	3,263,675	3,700,201	4,545,214

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

Revenue Recognition

Recognition of revenue had been dependent upon the quality and ability of the tenants to pay their rent in a timely manner.  Rental revenues included minimum annual rentals, adjusted for the straight-line method for the recognition of fixed future increases.  Gain or loss on sale of real estate was recognized when the sales contract was executed, title passed, payment was received, and the Partnership no longer had continuing involvement in the asset.  In December 2004, the Partnership’s remaining investment asset, a notes receivable, was repaid.  The Partnership did not recognize any interest income prior to the payment on the note since it did not receive any prior interest payments and the land, which secured this note receivable, did not produce any income.

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

The Partnership reviewed long-lived assets for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered.  The Partnership considered assets to be impaired and wrote them down to fair value if their expected associated future undiscounted cash flows were less than their carrying amounts.

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

Comparison of year ended December 31, 2004 to year ended December 31, 2003.

The net income of the Partnership decreased by $255,517 in 2004 when compared to 2003.  The differences in income and expenses are explained below.

Rental revenue was $0 in 2004 compared to $68,966 since the remaining Partnership operating properties were sold in 2003.

Interest income increased to $63,705 or 26% in 2004 from $50,724 in 2003.  In 2004, interest income of $60,250 was recognized when the final note receivable was collected in December 2004.  The Partnership was not recognizing income on this note since it was secured only by vacant land.  In 2003, the Partnership recognized interest on higher cash balances and other outstanding notes receivable.

Operating expenses decreased by $40,694 or 43%.  Depreciation expense decreased $17,734 to $0 in 2004 since the Partnership no longer owned any operating properties in 2004.  Accounting and legal expenses $40,005 or 121%.  Due to the Partnership’s dissolution, the Partnership paid fees for the 2004 audit and tax return in December 2004 and recognized the expense in the same period.  These fees were paid in the following year in past years.  In addition, the Partnership paid for legal fees related to the dissolution.  Bad debt expense was $50,000 in 2002 related to a $50,000 note receivable where the obligor stopped making payments and declared bankruptcy.  In 2004, the Partnership recovered $48,644 and reversed this reserve.  Bad debt expense was $0 in 2003. Office and other expenses decreased to $5,412 or 35% in 2004 from $8,356 in 2003.  This was primarily due to less operations in 2004 as the Partnership no longer owned any operating properties.  Management fees were $0 in 2004 compared to $773 in 2003.

In 2003, the partnership recognized a gain of $229,622 on the sale of two properties.  In 2004, there were no property sales.

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

Liquidity and Capital Resources

The Partnership has  $92 in cash at December 31, 2004 and no other assets or liabilities.  In December 2004, the Partnership made its final distribution to its partners after paying for anticipated expenses related to year-end audit and tax services as well as anticipated costs to dissolve the Partnership.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, the Partnership’s only asset is $92 in cash.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:

1)	Report of Independent Accountants

2)	Balance Sheets December 31, 2004 and 2003

3)	Statements of Income Years Ended December 31, 2004, 2003 and 2002

4)	Statements of Changes in Partners’ Equity Years Ended December 31, 2004, 2003 and 2002

5)	Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002

6)	Notes to Financial Statements

7)	Financial Statement Schedules:
II - Valuation and Qualifying Accounts Years Ended December 31, 2004, 2003 and 2002

PART III

ITEM 10.  GENERAL PARTNERS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The general partners of the Partnership are New Plan Excel Realty Trust, Inc., a Maryland corporation (“New Plan”), and Gary B. Sabin.  In 1999, Excel Legacy Corporation, now known as Price Legacy Corporation (“Price Legacy”), began managing the assets of the Partnership when certain officers of New Plan resigned.  Price Legacy indemnified New Plan of any general partner liability in exchange for an assignment of their partnership interest.  In 2003, Excel Realty Holdings, LLC (“Excel RH”) began managing the assets of the Partnership.  Neither Gary B. Sabin nor the executive officers of Excel RH receive compensation from the Partnership.  The General Partner and the officers and employees of Excel RH spend such time in the administration of Partnership affairs to the extent deemed necessary.

The names, ages and positions of responsibility held by the executive officers of Excel RH who spend time in the Partnership affairs are as follows:

Name	Age	Position

Gary B. Sabin	50	Principal and Managing Member
Graham R. Bullick, Ph.D	54	Principal and Member
Richard B. Muir	49	Principal and Member
Mark T. Burton	44	Principal and Member
James Y. Nakagawa	39	Principal, Member and Chief Financial Officerr
S. Eric Ottesen	49	Principal and Member

Family Relationships

Not Applicable.

Business Experience

The following is a brief background of the officers of Excel RH.

Gary B. Sabin has been a principal and member of Excel RH since October 2003 and served as Chief Executive Officer, President and Chairman of the Board of Directors of Price Legacy from January 1989 to October 2003.  He is a graduate of Brigham Young University and Stanford University’s Graduate School of Business where he received a master’s degree as a Sloan Fellow.  Mr. Sabin has extensive experience in the financial services industry with emphasis in the areas of commercial real estate and marketable securities.

Graham R. Bullick, Ph.d.  has been a principal and member of Excel RH since October 2003 and served as President and Chief Operating Officer of Price Legacy from September 2001 to October 2003. Mr. Bullick served as Senior Vice President –– Capital Markets of Price Legacy since November 1999 and in the same position with Excel Legacy Corporation since its formation. Mr. Bullick served as Senior Vice President –– Capital Markets of Excel Realty Trust and then New Plan from January 1991 to April 1999. Previously, Mr. Bullick was associated with Excel Realty Trust as a Director from 1991 to 1992. From 1985 to 1991, Mr. Bullick served as Vice President and Chief Operations Officer for a real estate investment firm, where his responsibilities included acquisition and financing of investment real estate projects.

Richard B. Muir has been a principal and member of Excel RH since October 2003 and served as Vice Chairman of Price Legacy from September 2001 to October 2003 and Executive Vice President, Secretary and Director of New Plan and/or the Price Legacy since January 1989.  Mr. Muir has worked extensively in the field of commercial real estate, developing expertise in real estate acquisition, property management, leasing and project financing.  Mr. Muir sold his interest in Excel RH in December 2004.

Mark T. Burton has been a principal and member of Excel RH since October 2003 and served as Vice President of New Plan and/or Price Legacy since January 1989 and as a Senior Vice President since January 1996.

Mr. Burton’s duties for Excel RH primarily consist of the evaluation and selection of property acquisitions and dispositions.  Mr. Burton has served in various capacities with other affiliated companies since 1984.

James Y. Nakagawa has been a principal, member and Chief Financial Officer of Excel RH since October 2003 and served as Chief Financial Officer of Price Legacy from October 1998 to December 2003. From March 1998 to October 1998, Mr. Nakagawa served as Controller of the Price Legacy and as Controller of New Plan from September 1994 to April 1999.  Prior to joining New Plan, Mr. Nakagawa was a manager at Coopers & Lybrand LLP.  He is a certified public accountant.

S. Eric Ottesen has been a principal and member of Excel RH since October 2003 and served as Senior Vice President, General Counsel and Assistant Secretary of Price Legacy since October 1998.  Mr. Ottesen served as Senior Vice President - Legal Affairs and Secretary of New Plan from September 1998 to April 1999.  Mr. Ottesen also served as Senior Vice President, General Counsel and Assistant Secretary of Excel Realty Trust from September 1996 to September 1998.  From 1987 to 1995, he was a senior partner in a San Diego law firm.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no executive officers and has not paid nor proposes to pay any compensation or retirement benefits to the directors or executive officers of New Plan, Price Legacy, or Excel RH.  See ITEM 13 for compensation to the general partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Partnership to be the beneficial owner of more than 5% of the limited partner units.  The following information sets forth the number of units owned directly or indirectly by affiliates.

Title of Class	Beneficial Owner	Number of Units	Percent of Units at 12/31/04

Units of Limited Partnership Interest	Gary B. Sabin	None	None

Units of Limited Partnership Interest	Price Legacy Corporation	853	0.631%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The table below reflects compensation paid to the Excel RH, Price Legacy Corporation, or their affiliates during the years ended December 31, 2004, 2003, and 2002:

Description	2004	2003	2002

Management fees	$—	$773	$2,825
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480

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

Date: February 23, 2005	Excel Properties, Ltd.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Excel Properties, Ltd.

We have audited the accompanying balance sheets of Excel Properties, Ltd., as of December 31, 2004 and 2003, and the related statements of income, changes in partners’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Excel Properties, Ltd., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

SQUIRE & COMPANY, PC

February 7, 2005

Orem, Utah

EXCEL PROPERTIES, LTD.

BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash	$92	$941,198

Notes receivable, net of allowance of $50,000 at December 31, 2003	—	165,750

Other assets	—	407

Total assets	$—	$1,107,355

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Accounts payable	$—	$3
Total liabilities	—	3

Partners’ Equity:
General partner’s equity	1	150
Limited partners’ equity, 235,308 units authorized, 135,199 units issued and outstanding	91	1,107,202
Total partners’ equity	92	1,107,352
Total liabilities and partners’ equity	$92	$1,107,355

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF INCOME
For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenue:
Rental Income	$—	$68,966	$286,895
Interest and other income	63,705	50,724	68,673
Total revenue	63,705	119,690	355,568
Operating Expenses:
Depreciation	—	17,734	48,673
Accounting and legal	73,126	33,121	32,792
Administrative	10,800	10,800	10,800
Office and other expenses	5,412	8,356	5,183
Management fees	—	773	2,825
Bad debts	(48,644)	—	50,000

Total operating expenses	40,694	70,784	150,273

Net income before real estate sales	23,011	48,906	205,295
Gain - sales of real estate	—	229,622	108,181

Net income	$23,011	$278,528	$313,476

Net income allocated to:
General partner	$11,265	$7,315	$3,621
Limited partners	11,746	271,213	309,855
Total	$23,011	$278,528	$313,476
Net income per weighted average limited partnership unit	$0.09	$2.01	$2.29

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002

	General Partners	Limited Partners	Total

Balance at January 1, 2002	$20,914	$3,679,287	$3,700,201
Net Income - 2002	3,621	309,855	313,476
Partner distributions – 2002	(7,500)	(742,502)	(750,002)
Balance at December 31, 2002	17,035	3,246,640	3,263,675
Net income - 2003	7,315	271,213	278,528
Partner distributions - 2003	(24,200)	(2,410,651)	(2,434,851)
Balance at December 31, 2003	150	1,107,202	1,107,352
Net income - 2004	11,265	11,746	23,011
Partner distributions - 2004	(11,414)	(1,118,857)	(1,130,271)
Balance at December 31, 2004	$1	$91	$92

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003, and 2002

	2004	2003	2002

Cash flows from operating activities:
Net income	$23,011	$278,528	$313,476
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	—	17,734	48,673
Allowance for doubtful accounts	(48,644)	—	50,000
Gain on sale of real estate	—	(229,622)	(108,181)
Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	—	8,983	3,602
Interest receivable	—	4,895	1,701
Other assets	407	12	(308)
Decrease in liabilities:
Accounts payable	(3)	(463)	(18,828)

Net cash provided by operating activities	(25,229)	80,067	290,135

Cash flows from investing activities:
Proceeds from real estate sales	—	1,423,900	700,000
Collection of notes receivable	214,394	691,067	23,473

Net cash provided by investing activities	214,394	2,114,967	723,473

Cash flows from financing activities:
Cash distributions	(1,130,271)	(2,434,851)	(750,002)

Net cash used by financing activities	(1,130,271)	(2,434,851)	(750,002)

Net increase (decrease) in cash	(941,106)	(239,817)	263,606

Cash at beginning of year	941,198	1,181,015	917,409
Cash at end of year	$92	$941,198	$1,181,015

The accompanying notes are an integral part
of the financial statements

EXCEL PROPERTIES, LTD

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

Cash Deposits

At December 31, 2004, the carrying amount of the Partnership’s cash deposits total $92. The bank balance was $349,247 related primarily to outstanding distribution checks of which $100,000 which is covered by federal depository insurance.

Statement of Cash Flows - Supplemental Disclosure

There was no interest or taxes paid for the years ended December 31, 2004, 2003, or 2002. There were  no noncash investing or financing transactions in the years ended December 31, 2004, 2003 or 2002.

Income Taxes

The Partnership is not liable for payment of any income taxes because as a partnership, it is not subject to income taxes.  The tax effects of its activities accrue directly to the partners.

Accounts and Notes Receivable

All net accounts receivable are deemed to be collectible within the next 12 months.  A note receivable of $50,000 was deemed uncollectible during the year ended December 31, 2002, as the debtor has filed for bankruptcy and an allowance for bad debts of $50,000 was established.  In 2004, $48,644 was collected and this amount was reversed from the allowance account.

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

2.              Financial Statement and Tax Return Differences

The Partnership had the following differences between the financial statements and the Partnership tax return.

	2004	2003	2002
Net income:
Financial statements	$23,010	$278,528	$313,476
Tax returns	(1,523,808)	542,543	372,443
Difference	$1,546,818	$(264,015)	$(58,967)

Difference is due to:
Allowance for bad debts	$50,000	$—	$(50,000)
Syndication costs	1,496,818	—	—
Deferred gain - sale of building	—	(264,015)	(8,967)
	$1,546,818	$(264,015)	$(58,967)

Partners’ equity:
Financial statements	$92	$1,107,352	$3,263,675
Tax returns	92	2,654,120	4,546,477
Difference	$—	$(1,546,768)	$(1,282,802)

Difference is due to:
Syndication costs	$—	$(1,496,818)	$(1,496,818)
Allowance for bad debts	—	(50,000)	(50,000)
Deferred gain on sale of building	—	—	264,016
Distributions payable	—	50	—
	$—	$(1,546,768)	$(1,282,802)

3.              Fees Paid to General Partner:

The Partnership has paid the General Partner or its affiliates the following fees:

	2004	2003	2002

Management fees	$—	$773	$2,825
Administrative fees	10,800	10,800	10,800
Accounting	6,480	6,480	6,480
Dissolution costs	6,185	—	—

4.              Notes Receivable:

The Company had the following notes receivable at December 31, 2004 and 2003:

	2004	2003

Note from the sale of land. Secured by land. Repaid December 2004.	$—	$165,750

Note from sale of building. Currently due. Interest at 10% interest. Payee has declared bankruptcy. Amount fully reserved for. Received $48,644 in 2004.	—	50,000

Total notes receivable	—	215,750

Allowance for Bad Debts	—	(50,000)
	$—	$165,750

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

6.              Dissolution of Partnership:

In December 2004, the Partnership made its final distribution to its partners after paying for anticipated expenses related to year-end audit and tax services as well as anticipated expenses to dissolve the Partnership.  Anticipated expenses recorded and paid in December 2004 totaled $32,985.

EXCEL PROPERTIES, LTD.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Balance at	Additions			Balance at
	Beginning	Charged to	Deductions		End
Description	of Year	Expense	Description	Amount	of Year

Year ended December 31, 2004:

Allowance for bad debts	$50,000	$(48,644)	Recovery of bad debts	$—	$—

Year ended December 31, 2003:

Allowance for bad debts	$50,000	$—	Written-off bad debts	$—	$50,000

Year ended December 31, 2002:

Allowance for bad debts	$—	$50,000	Written-off bad debts	$—	$50,000