Form 10-K/A
period 2004-12-31
EXCEL PROPERTIES LTD
filed 2005-04-01
CIK 785932

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

(1)  Yes  ☒    No  ☐

(2)  Yes  ☒    No  ☐

(3)  Yes  ☐    No  ☒

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A contain forward-looking statements within the meaning of the Private Securities Reform Act of 1995 which provides a “safe harbor” for these types of statements. You can identify these forward-looking statements by forward-looking words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “should,” “would,” “likely,” “will” and similar expressions in this Annual Report on Form 10-K/A.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions about Excel Properties, Ltd, including, among other things: the effect of economic, credit and market conditions in general and on real estate companies in particular, developments in the real estate industry, the ability to successfully complete real estate transactions, government approvals, actions and initiatives, reliance on tenants, and environmental risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Partnership is filing as part of this report, its financial statements which contain the following:

2

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

3

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005	Excel Properties, Ltd.
(Registrant)

	By:	/s/ Gary B. Sabin
Gary B. Sabin
General Partner

	By:	/s/ James Y. Nakagawa
James Y. Nakagawa
Principal Accounting Officer

4

INDEX TO FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENTS:

Report of Independent Accountants - Squire & Company, PC.

Balance Sheets
December 31, 2004 and 2003

Statements of Income
Years Ended December 31, 2004, 2003 and 2002

Statements of Changes in Partners’ Equity
Years Ended December 31, 2004, 2003 and 2002.

Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ SQUIRE & COMPANY, PC

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